Form 10-Q
period 1993-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1994-02-15
CIK 72596

                              				UNITED STATES
                		     SECURITIES AND EXCHANGE COMMISSION
                       			   Washington, D.C. 20549

                               				 FORM 10-Q

(Mark One)
/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
	              OF THE SECURITIES EXCHANGE ACT OF 1934

       	  For the quarterly period ended December 31, 1993

                           				  OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               	OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ...............to ..............

	             	     Commission file number  0-82

          		   NORTH CAROLINA NATURAL GAS CORPORATION
   	   (Exact name of registrant as specified in its charter)

      	   DELAWARE                           56-0646235
    (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)         Identification No.)

	        150 Rowan Street, Fayetteville, North Carolina  28302
            		 (Address of principal executive offices)
	                  		       (Zip Code)

                    			    (910)  483-0315
      	  (Registrant's telephone number, including area code)

	      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     			 Yes  / X /    No  /    /

      	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $2.50 par value                   6,312,504
	           Class                              Number of Shares

                     			PART I - FINANCIAL INFORMATION

                     			 Item 1. Financial Statements

         	   NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

		             Condensed Consolidated Balance Sheets (Unaudited)
                         				 (in thousands)

                         				     ASSETS

                            	 			       December 31,     September 30,
                                    					  1993               1993
                             				       ------------     -------------

Gas Utility Plant                         $230,134         $224,946
Less-Accumulated Depreciation
 and Amortization                          (74,150)         (72,403)
                                   					  ---------        ---------
Utility Plant, net                         155,984          152,543
                                   					  ---------        ---------

Nonutility Property                          4,937            4,644
Less-Accumulated Depreciation               (2,253)          (2,196)
					                                     ---------        ---------
Nonutility Plant, net                        2,684            2,448
                                       	  ---------        ---------

Current Assets:
 Cash                                          607            1,592
 Restricted Temporary Cash Investments       5,428            4,863
 Accounts Receivable, Less Reserve          21,463           12,796
 Recoverable Purchased Gas Costs             4,469            6,396
 Inventories, at Average Cost -
  Gas in Storage                             8,278            7,170
  Materials, Supplies & Merchandise          3,846            3,286
  Deferred Gas Cost-Unbilled Volumes         4,485              638
  Other Current Assets                       1,868            1,752
                                   					  ---------        ---------
Total Current Assets                        50,444           38,493
                                     			  ---------        ---------

Investment in Exploration Ventures             187              180
Deferred Charges and Other Assets              461              514
                                   					  ---------        ---------
Total Assets                              $209,760         $194,178
                                    				  =========        =========



(The accompanying notes are an integral part of these balance sheets.)

       	    NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            		Condensed Consolidated Balance Sheets (Unaudited)

                   			       (in thousands)

             		       CAPITALIZATION AND LIABILITIES

                                  					     December 31,     September 30,
                                         						 1993              1993
                                 		 			     ------------     -------------
Capitalization:
Stockholders' Investment:
Common Stock, Par Value $2.50;
  Shares Outstanding 12/31/93, 6,313;
  09/30/93, 6,301                               $15,782          $15,752
Capital in Excess of Par Value                   24,408           24,142
Retained Earnings                                43,041           41,050
                                   					       ---------        ---------
Total Stockholders' Investment                   83,231           80,944
                           					               ---------        ---------

Long-Term Debt                                   39,000           39,000
                                   					       ---------        ---------
Total Capitalization                            122,231          119,944
                                   					       ---------        ---------

Current Liabilities:
  Current Maturities of Long-Term Debt            6,088            6,088
  Notes Payable                                  24,000           15,500
  Accounts Payable                               17,066           14,723
  Restricted Supplier Refunds                     5,428            4,863
  Taxes Payable                                   5,144            2,428
  Other Current Liabilities                       5,153            5,781
                                   					       ---------        ---------
Total Current Liabilities                        62,879           49,383
                                   					       ---------        ---------
Other Credits:
  Deferred Income Taxes                          15,825           20,363
  Unamortized Investment Tax Credits              3,274            3,325
  Net Regulatory Liability Related to
    Income Taxes                                  4,416             -
  Other                                           1,135            1,163
                                   					       ---------        ---------
Total Other Credits                              24,650           24,851
                                   					       ---------        ---------

Total Capitalization and Liabilities           $209,760         $194,178
                                   					       =========        =========


(The accompanying notes are an integral part of these balance sheets.)

         	  NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

        	   Condensed Consolidated Statements of Income (Unaudited)

         	   For the Three Months Ended December 31, 1993 and 1992
               		  (in thousands except per share amounts)

                                          						 1993      1992
                                          						------    ------

Operating Revenues                              $42,082   $51,396
Cost of Gas                                      26,946    37,181
                                          						--------  --------
Gross Margin                                     15,136    14,215
                                             			--------  --------
Operating Expenses and Taxes:
 Operations and Maintenance                       4,935     4,642
 Depreciation                                     1,802     1,678
 General Taxes                                    1,912     2,061
 Income Taxes                                     2,056     1,741
                                          						--------  --------
 Total Operating Expenses and Taxes              10,705    10,122
                                             			--------  --------

Operating Income                                  4,431     4,093

Other Income, Net                                   317       213

Utility Interest Charges                          1,055     1,105
                                          						--------   -------

Net Income                                       $3,693    $3,201
                                          						========  ========

Average Common Shares Outstanding                 6,303     5,451 (a)
                                          						========   =======

Earnings Per Share                                 $.59      $.59
                                          						========   =======

Dividend Declared Per Share                        $.27      $.25
                                          						========   =======

(a) Average common shares outstanding for the three months ended
    December 31, 1992 have been adjusted for the three-for-two stock split in the form of a stock dividend effective
    October 30, 1992.



(The accompanying notes are an integral part of these statements.)

          	   NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

	             Condensed Consolidated Statements of Income (Unaudited)

         	    For the Twelve Months Ended December 31, 1993 and 1992
                     (in thousands except per share amounts)

                                          						 1993         1992
                                   					       ---------    ---------

Operating Revenues                             $163,832     $164,640
Cost of Gas                                     108,865      112,721
                                   					       ---------    ---------
Gross Margin                                     54,967       51,919
                                   					       ---------    ---------

Operating Expenses and Taxes:
 Operations and Maintenance                      18,678       18,132
 Depreciation                                     7,015        6,328
 General Taxes                                    7,226        7,284
 Income Taxes                                     6,618        5,598
                                   					       ---------    ---------
Total Operating Expenses and Taxes               39,537       37,342
	                                   				       ---------    ---------

Operating Income                                 15,430       14,577

Other Income, Net                                   413          417

Utility Interest Charges                          4,374        4,749
                                   					       ---------    ---------

Net Income                                      $11,469      $10,245
                                   					       =========    =========

Average Common Shares Outstanding                 6,196        5,430 (a)
                                   					       =========    =========

Earnings Per Share                                $1.85        $1.89
                                   					       =========    =========

Dividends Declared Per Share                      $1.08        $1.00
                                   					       =========    =========

(a) Average common shares outstanding for the twelve months ended December 31, 1992 have been adjusted for the three-for-two stock split in the form of a stock dividend effective
     October 30, 1992.


(The accompanying notes are an integral part of these statements.)

         	  NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

            For the Three Months Ended December 31, 1993 and 1992
                       			     (in thousands)


                                   					     1993          1992
                                   					   --------      --------
Cash Flows from Operating Activities:
  Net Income                                $3,693        $3,201
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization            1,914         1,749
    Change in deferred income taxes and
      other credits, net                       210           192
    Change in other current assets
      and liabilities                       (7,939)      (14,278)
    Other                                     (395)          (75)
                                   					   --------      --------
    Net cash provided by (used in)
    operating activities                    (2,517)       (9,211)
                                   					   --------      --------
Cash Flows From Investing Activities:
 Property additions                         (5,515)       (4,525)
 Other, net                                   (151)          (26)
                                   					   --------      --------
Net cash used in investing activities       (5,666)       (4,551)
                                      		   --------      --------

Cash Flows From Financing Activities:
 Increase in notes payable                   8,500        15,000
 Cash dividends paid                        (1,701)       (1,362)
 Issuance of common stock through
  dividend reinvestment and employee
  stock purchase plans                         295           267
                                   					   --------      --------
Net cash provided by financing activities    7,094        13,905
                                   					   --------      --------
Net increase (decrease) in cash
 and temporary cash investments             (1,089)          143
Cash and temporary cash investments,
 beginning of period                         1,696         1,113
                                   					   --------      --------
Cash and temporary cash investments,
 end of period                                $607        $1,256
                                    				   ========      ========
Cash paid for:
Interest, net of amounts capitalized        $1,903        $2,029
Income taxes, net of refunds                    54         2,651

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				    December 31, 1993

	  Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month period ended December 31, 1993 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1993.


	  Note 2:  Long-Term Debt at December 31, 1993:
						    Amount Due
						      Within
	  Issue                                      One Year        Total
	  ------                                    ----------    -----------
	  9.21% Debentures, Series C, due 11/15/11  $    -        $25,000,000
	  8 3/4% Debentures, Series B, due 06/15/01  2,000,000     16,000,000
	  12 7/8% Debentures, Series A, due 09/01/96 4,088,000      4,088,000
                                   						    ----------    -----------
	  Long-Term Debt                            $6,088,000    $45,088,000
                                   						    ==========    ===========

	  Note 3: In December, 1987 the Financial Accounting Standards Board issued a new standard on accounting for income taxes. In February, 1992 revised Standard No. 109 was issued which modified certain technical aspects of the original standard. The Company has adopted the new standard effective October 1, 1993. This adoption resulted in an adjustment which reduced deferred income taxes by $4.4 million. The adoption of this new standard did not affect net income because the Company will prospectively reduce its future revenue requirements related to the reduction in the federal income tax rate as the temporary differences reverse.

	  The tax effects of temporary differences in the carrying amounts
	  of assets and liabilities in the Financial Statements and their
	  respective tax bases that give rise to deferred tax assets and
	  liabilities are as follows:
                                   						   10/01/93      12/31/93
                                     				  ----------    ----------
	  Deferred Tax Liabilities:
	  Accelerated Depreciation                  $18,037      $18,323
	  Property Basis Differences                  2,725        2,768
                                   						    -------      -------
	  Total Deferred Tax Liabilities            $20,762      $21,091
                                   						    -------      -------
	  Deferred Tax Assets:
	  Unamortized Investment Tax Credits        $ 1,325      $ 1,311
	  Regulatory Liability                        1,796        1,768
	  Other                                       2,153        2,187
                                   						    -------      -------
	  Total Deferred Tax Assets                 $ 5,274      $ 5,266
                                   						    -------      -------
	  Net Deferred Tax Liabilities              $15,488      $15,825
                                   						    =======      =======

	  Note 4: The Company provides certain health care and life insurance benefits for current and retired employees, and substantially all employees may remain eligible for these benefits when they retire. Until October 1, 1993, the Company accounted for these benefits on a cash basis consistent with current ratemaking treatment. On October 1, 1993 the Company adopted FASB Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requiring accounting for these benefits on an accrual basis using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive these benefits. On a prospective basis, the resulting transition obligation related to past employee service of approximately $5.3 million will be recognized over 20 years. The Company's total fiscal 1994 cost of health care and life insurance benefits under Standard No. 106 will be $484,537 more than under the cash basis of accounting. Significant assumptions used in estimating these costs include (1) discount rate of 8%, (2) annual salary increases of 6%, and (3) medical cost trend rate of 12.5% (reduced by 1% annually until 1997 and 1/2% annually until the year 2005 to 5.5% ultimately). The North Carolina Utilities Commission, in rate cases where Standard No. 106 accounting has been presented, has expressed its preference for the accrual basis of accounting and, accordingly, the Company expects that in their next rate case the regulatory treatment of these costs under Standard No. 106 will be the same as the accrual method adopted in fiscal year 1994.

	  Note 5: During the three months ended December 31, 1993, the Company received additional supplier refunds from Transco of $528,900. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the

	  Commission orders the funds transferred to an Expansion Fund to be administered by the Commission pursuant to legislation passed in July, 1991 which encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At December 31, 1993, $5,428,000 of temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993, the Company transferred $3.8 million to the Expansion Fund administered by the Commission pursuant to a February 8, 1993 Order of the Commission.

				     Item 2.

                		      MANAGEMENT'S DISCUSSION AND ANALYSIS
               		 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	 (1)  Material Changes in Financial Condition

	      The Company has bank lines of credit available in the amount of $32 million plus the cost of gas in storage. At December 31, 1993, loans totaling $24 million were outstanding under the lines of credit compared to $22.5 million outstanding at September 30, 1992.

	      Construction spending was $5.5 million for the three months ended December 31, 1993 compared to $4.5 million for the same period in 1992. Construction expenditures for the remainder of the fiscal year 1994 are budgeted at $19.2 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1994.


	  (2)  Material Changes in Results of Operations

	       Net income increased $492,000 and $1,224,000, respectively, for the three months and twelve months periods ended December 31, 1993 as compared to the same periods last year. The higher earnings were due primarily to (1) strong growth in the Company's margin that resulted from customer growth and increased throughput to residential, commercial, industrial process and electric power generation customers, and (2) lower utility interest charges.

	      Gross margin increased $921,000 and $3,048,000, respectively, for the three month and twelve month periods compared to the same periods last year. Factors contributing to the increased margin in these periods were increases in volumes of gas sold and transported to higher margin residential, commercial, non-IST industrial and municipal customers, and continued strong growth in residential and commercial customers resulting in substantial increases in monthly fixed charge revenues.

	      The chart below compares the Company's throughput volumes by market segment in thousands of dekatherms (Mdt) for the three month and twelve month periods:

            			 THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT
     		      -----------------------------------------------
                     				    3 Months         12 Months
                     				----------------  ----------------
                     				 1993      1992    1993      1992
                     				------    ------  ------    ------

	  Core Market            8,637     8,212  33,926    31,432
	     (Non-IST)

	  IST Customers
	   (those with #6 oil
	   as alternative fuel)  3,303     3,159  13,535    14,854
                     				------    ------  ------    ------
	  Total                 11,940    11,371  47,461    46,286
                     				======    ======  ======    ======

	     Core market volume increases, caused primarily by customer growth, for the three month and twelve month periods resulted in additional margin for the Company. Changes in IST volumes have no impact on the Company's realized margin as the IST ratemaking mechanism stabilizes the Company's margin at the level approved in the Company's last general rate case.

	      The following table shows the throughput in terms of sales and transportation volumes:

         		  	    THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
		               ----------------------------------------------
                     				    3 Months         12 Months
                        ----------------   ----------------
                     				 1993      1992    1993      1992
                     				------    ------  ------    ------

	  Sales                  8,630    10,930  35,113    41,002

	  Transportation         3,310       441  12,348     5,284
                     				------    ------  ------    ------
	  Total                 11,940    11,371  47,461    46,286
                     				======    ======  ======    ======

	      Operating revenues decreased $9,314,000 and $808,000, respectively, for the three months and twelve months periods period ended December 31, 1993 compared to the same periods last year. The decreases were caused by certain industrial and municipal customers switching from bundled sales service from the Company to transportation service. The commodity cost of gas associated with transportation volumes is paid directly to the customers' supplier and is, therefore, not incurred nor billed by the Company.

	      Cost of gas decreased $10,235,000 and $3,856,000, respectively, for the three month and twelve month periods as compared to last year. These decreases were caused primarily by the shift to more transportation service and fewer sales, somewhat offset by higher commodity prices in calendar year 1993 compared to 1992.

	      Operations and maintenance expenses increased $293,000, and $546,000, respectively, for the three months and twelve months ended December 31, 1993 compared to the same periods last year. These increases were primarily due to increases in wages, salaries and employee benefits and higher costs including additional personnel associated with adding new customers, and for the twelve months, increases in compressor fuel due to growth in throughput volumes, uncollectible accounts expenses and maintenance of mains.

	     Depreciation expense increased in the three months and twelve months periods compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

	     General taxes decreased in both periods compared to the same periods last year. The primary tax included in this category is the state gross receipts tax which is based on revenue and, therefore, the change in general taxes basically tracks the change in revenues.

	     Income taxes increased $315,000 and $1,020,000 for the three month and twelve month periods, respectively, from the same periods last year. These increases were due primarily to increased operating income and lower utility interest charges, along with the increase in the federal tax rate to 35% from 34% effective January 1, 1993.

	     Other income, net, increased $104,000 for the three months ended December 31, 1993 as compared to the same period last year. This increase was caused by increased profits from the Company's merchandise and jobbing operations and income generated by subsidiaries compared to a loss in the 1992 quarter.

	      Utility interest charges decreased in both periods as compared to last year. The decreases were due primarily to lower interest rates on short-term bank loans, reductions in refunds payable to customers which carry a NCUC-mandated 10% interest rate, and a decrease in long-term debt due to sinking fund payments in calendar years 1993 and 1992.

                  			     PART II - OTHER INFORMATION


	  Item 1.  Legal Proceedings

		       None.


	  Item 2.  Changes in the Rights of the Company's Security Holders

		     None.


	  Item 3.  Default Upon Senior Securities

		     None.

	  Item 4.  Submission of Matters to a Vote of Security Holders

		  (a)  Date of the meeting or of the action without a meeting:

		       January 11, 1994

		  (b) Whether the meeting was an annual or a special meeting:

		       Annual Meeting

		  (c) Names of each director elected at the meeting and the
		      number of votes cast for, against or withheld, and abstentions:

		      James E.S. Hynes     For:  4,366,656
					   Against or Withheld:  24,951
					   Abstentions: 2,406

		      Richard F. Waid      For:  4,365,367
					   Against or Withheld:  26,240
					   Abstentions: 2,406

		      Calvin B. Wells      For:  4,366,492
					   Against or Withheld:  25,115
					   Abstentions: 2,406


		 (d) Name of each other director whose term of office as director continued after the meeting:

		      George T. Clark, Jr.
		      Paul A. DelaCourt
		      C. Felix Harvey
		      Hector MacLean
		      Donald W. McCoy
		      William H. Prestage

		 (e) Brief description of each matter voted upon and the number of votes cast for, against or withheld, and abstentions:

		      None.

	  Item 5.  Other Information

		      None.

	  Item 6.  Exhibits and Reports on Form 8-K

		   (a)   Exhibits

			 None.

		   (b)  Reports on Form 8-K

			 None.

                           				    SIGNATURES


	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              				NORTH CAROLINA NATURAL GAS CORPORATION
                                    					     (Registrant)


                               				      /s/   Gerald A. Teele
     Date:  February 14, 1994
                                      -------------------------------
                              				          Gerald A. Teele
                              				      Senior Vice President
				                                    and Chief Financial Officer
                         				           (Principal Financial Officer)


                            				       /s/  Charles W. Siska, Jr.
     Date:  February 14, 1994
                                     -------------------------------
                               				       Charles W. Siska, Jr.
                              			       Controller
                             				       (Principal Accounting Officer)