Form 10-Q
period 1994-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1994-05-11
CIK 72596

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994

                                     OR

        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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
                            Yes  [ X ]    No  [    ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $2.50 par value                     6,338,298
              Class                                Number of Shares
                                Page 1 of 15

                           PART I - FINANCIAL INFORMATION

                            Item 1.  Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Unaudited)
                                   (in thousands)

                                       ASSETS

                                             March 31,       September 30,
                                               1994              1993
                                             ---------       ------------

Gas Utility Plant                            $234,784         $224,946
Less-Accumulated Depreciation
 and Amortization                             (75,894)         (72,403)
                                             --------         --------
Utility Plant, net                            158,890          152,543
                                             --------         --------

Nonutility Property                             5,039            4,644
Less-Accumulated Depreciation                  (2,285)          (2,196)
                                             --------         --------
Nonutility Plant, net                           2,754            2,448
                                             --------         --------
Current Assets:
 Cash                                           2,000            1,591
 Restricted Temporary Cash Investments          8,174            4,863
 Accounts Receivable, Less Reserve             21,697           12,796
 Recoverable Purchased Gas Costs                  617            6,396
 Inventories, at Average Cost -
  Gas in Storage                                4,396            7,170
  Materials, Supplies & Merchandise             3,291            3,286
 Deferred Gas Cost-Unbilled Volumes             2,741              638
 Other Current Assets                           1,869            1,753
                                             --------         --------
Total Current Assets                           44,785           38,493
                                             --------         --------

Investment in Exploration Ventures                180              180
Deferred Charges and Other Assets                 433              514
                                             --------         --------

Total Assets                                 $207,042         $194,178
                                             ========         ========



 (The accompanying notes are an integral part of these balance sheets.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Unaudited)
                              (in thousands)

                        CAPITALIZATION AND LIABILITIES

                                          March 31,      September 30,
                                             1994             1993
                                          --------       ------------
 Capitalization:
 Stockholders' Investment:
 Common Stock, Par Value $2.50;
 Shares Outstanding 03/31/94, 6,338;
 09/30/93, 6,301                           $ 15,846           $ 15,752
 Capital in Excess of Par Value              24,930             24,142
 Retained Earnings                           48,508             41,050
                                           --------           --------
 Total Stockholders' Investment              89,284             80,944
                                           --------           --------

Long-Term Debt                               39,000             39,000
                                           --------           --------

Total Capitalization                        128,284            119,944
                                           --------           --------

Current Liabilities:
Current Maturities of Long-Term Debt          6,088              6,088
Notes Payable                                12,000             15,500
Accounts Payable                             16,165             14,723
Restricted Supplier Refunds                   8,174              4,863
Taxes Payable                                 5,359              2,428
Other Current Liabilities                     6,136              5,781
                                           --------           --------
Total Current Liabilities                    53,922             49,383
                                           --------           --------

Other Credits:
Deferred Income Taxes                        16,168             20,363
Unamortized Investment Tax Credits            3,210              3,325
Net Regulatory Liability Related
 to Income Taxes                              4,347               -
Other                                         1,111              1,163
                                           --------           --------
Total Other Credits                          24,836             24,851
                                           --------           --------

Total Capitalization and Liabilities       $207,042           $194,178
                                           ========           ========

(The accompanying notes are an integral part of these balance sheets.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Unaudited)

                 For the Three Months Ended March 31, 1994 and 1993
                        (in thousands except per share amounts)

                                                      1994          1993
                                                     ------        ------

Operating Revenues                                   $62,615      $53,916
Cost of Gas                                           41,535       34,061
                                                     -------      -------
Gross Margin                                          21,080       19,855
                                                     -------      -------
Operating Expenses and Taxes:
Operations and Maintenance                             4,864        4,585
Depreciation                                           1,825        1,706
General Taxes                                          2,654        2,257
Income Taxes                                           4,061        3,916
                                                     -------      -------
Total Operating Expenses and Taxes                    13,404       12,464
                                                     -------      -------

Operating Income                                       7,676        7,391

Other Income, Net                                        633          481

Utility Interest Charges                               1,008        1,220
                                                     -------      -------
Net Income                                            $7,301       $6,652
                                                     =======      =======

Average Common Shares Outstanding                      6,326        5,964
                                                     =======       ======

Earnings Per Share                                     $1.15        $1.12
                                                     =======       ======

Dividends Declared Per Share                            $.29         $.27
                                                     =======       ======






(The accompanying notes are an integral part of these statements.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                 For the Six Months Ended March 31, 1994 and 1993
                      (in thousands except per share amounts)

                                                       1994        1993
                                                      ------      ------

Operating Revenues                                  $104,697    $105,312
Cost of Gas                                           68,481      71,242
                                                    --------    --------
Gross Margin                                          36,216      34,070
                                                    --------    --------
Operating Expenses and Taxes:
Operations and Maintenance                             9,800       9,227
Depreciation                                           3,627       3,384
General Taxes                                          4,565       4,318
Income Taxes                                           6,117       5,657
                                                    --------    --------
Total Operating Expenses and Taxes                    24,109      22,586
                                                    --------    --------

Operating Income                                      12,107      11,484

Other Income, Net                                        950         694

Utility Interest Charges                               2,063       2,325
                                                    --------    --------
Net Income                                           $10,994      $9,853
                                                    ========    ========

Average Common Shares Outstanding                      6,314       5,705 (a)
                                                    ========    ========

Earnings Per Share                                     $1.74       $1.73
                                                    ========    ========

Dividends Declared Per Share                            $.56        $.52
                                                    ========    ========



(a) Average common shares outstanding for the six months ended March 31, 1993 have been adjusted for the three-for-two stock split in the form of a stock dividend effective October 30, 1992.



 (The accompanying notes are an integral part of these statements.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Unaudited)
                 For the Twelve Months Ended March 31, 1994 and 1993
                      (in thousands except per share amounts)

                                                       1994           1993
                                                      ------         ------

Operating Revenues                                  $172,531       $171,457
Cost of Gas                                          116,339        118,112
                                                    --------       --------
Gross Margin                                          56,192         53,345
                                                    --------       --------
Operating Expenses and Taxes:
Operations and Maintenance                            18,958         18,015
Depreciation                                           7,134          6,508
General Taxes                                          7,623          7,491
Income Taxes                                           6,762          6,344
                                                    --------       --------
Total Operating Expenses and Taxes                    40,477         38,358
                                                    --------       --------

Operating Income                                      15,715         14,987

Other Income, Net                                        565            443

Utility Interest Charges                               4,162          4,507
                                                    --------       --------

Net Income                                           $12,118        $10,923
                                                    ========       ========

Average Common Shares Outstanding                      6,300          5,567(a)
                                                    ========       ========

Earnings Per Share                                     $1.92          $1.96
                                                    ========       ========

Dividends Declared Per Share                           $1.10          $1.02
                                                    ========       ========



(a) Average common shares outstanding for the twelve months ended March 31, 1993 have been adjusted for the three-for-two stock split in the form of a stock dividend effective October 30, 1992.

 (The accompanying notes are an integral part of these statements.)

                NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows (Unaudited)

                  For the Six Months Ended March 31, 1994 and 1993
                                   (in thousands)

                                                      1994        1993
                                                    -------      ------
 Cash Flows from Operating Activities:
  Net Income                                        $10,994      $9,853
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                      3,851       3,565
   Change in deferred income taxes and
   other credits, net                                   421         385
   Change in other current assets and liabilities     2,155      (6,064)
   Other                                               (429)       (151)
                                                    -------     -------
 Net cash provided by operating activities           16,992       7,588
                                                    -------     -------
Cash Flows From Investing Activities:
 Property additions                                 (10,444)     (8,790)
 Other, net                                              16           9
                                                    -------     -------
 Net cash used in investing activities              (10,428)     (8,781)
                                                    -------     -------
Cash Flows From Financing Activities:
 Decrease in notes payable                           (3,500)    (14,500)
 Cash dividends paid                                 (3,536)     (3,053)
 Issuance of common stock through dividend
  reinvestment and employee stock purchase plans        881         750
 Issuance of common stock through public offering      -         17,763
 Issuance of common stock through key employee
   stock option plan                                   -             68
                                                    -------     -------
 Net cash provided by (used in) financing
   activities                                        (6,155)      1,028
                                                    -------      ------
 Net increase (decrease) in cash and
  and temporary cash investments                        409        (165)
 Cash and temporary cash investments,
  beginning of period                                 1,591       1,113
                                                    -------     -------
Cash and temporary cash investments,
  end of period                                      $2,000        $948
                                                    =======     =======

Interest, net of amounts capitalized                 $2,236       $2,547
Income taxes, net of refunds                          3,027        5,110

 (The accompanying notes are an integral part of these statements.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1994

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six-month period ended March 31, 1994 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1993.


Note 2:   Long-Term Debt at March 31, 1994:
                                                 Amount Due
                                                 Within
Issue                                            One Year          Total
- - -----                                            ---------       ---------

9.21% Debentures, Series C, due 11/15/11         $     -        $25,000,000
8 3/4% Debentures, Series B, due 06/15/01         2,000,000      16,000,000
12 7/8% Debentures, Series A, due 09/01/96        4,088,000       4,088,000
                                                 ----------     -----------
Long-Term Debt                                   $6,088,000     $45,088,000
                                                 ==========     ===========

Note 3: During the six months ended March 31, 1994, the Company received additional supplier refunds from Transco and Columbia of $3,241,000. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural
Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At March 31, 1994, $8,174,000 of temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993, the Company transferred $3.8 million to the Expansion Fund administered by the Commission pursuant to the Order.

                                   Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)    Material Changes in Financial Condition

       The Company has bank lines of credit available in the amount of $32 million plus the cost of gas in storage. At March 31, 1994, loans totaling $12 million were outstanding under the lines of credit compared to $15.5 million outstanding at September 30, 1993.

       Construction spending was $10.4 million for the six months ended March 31, 1994 compared to $8.8 million for the same period in 1993. Construction expenditures for the remainder of the fiscal year 1994 are budgeted at $14.9 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1994.



(2)    Material Changes in Results of Operations

       Net income increased $649,000, $1,141,000, and $1,195,000, respectively, for the three months, six months and twelve months periods ended March 31, 1994 compared to the same periods last year. The higher earnings were due primarily to (1) strong growth in the Company's margin that resulted from customer growth and increased throughput to residential, commercial, industrial process and municipal customers, (2) increased earnings on nonutility operations, and (3) lower utility interest charges.

       Gross margin increased $1,225,000, $2,146,000, and $2,847,000, respectively, for the three months, six months and twelve months ended March 31, 1994 compared to the 1993 periods. Factors contributing to the increased margin in these periods were increased volumes of gas sold and transported to higher margin residential, commercial, non-IST industrial and municipal customers, continued strong growth in residential and commercial customers resulting in substantial increases in monthly fixed charge revenues and additional revenues related to extremely cold weather conditions in mid-January. During the three-day period January 18-20, 1994, the Company interrupted service to all of its interruptible customers due to abnormally low temperatures in its service area. Many customers were unable to switch to an alternative fuel and thus incurred overrun penalties of $550,000 in addition to their regular tariff rate charges from the Company. Also, three of the municipal customers increased their contract demand levels effective January 1, 1994 resulting in an additional $132,000 of revenue to the Company during the quarter ended March 31, 1994.

       The chart below compares the Company's throughput volumes by market segment in thousands of dekatherms (Mdt) for the three months, six months, and twelve months periods:

                     THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT
                    3 Months            6 Months          12 Months
                ---------------      --------------     -------------
                1994       1993      1994      1993     1994     1993
                ----       ----      ----      ----     ----     ----
Core Market
(Non-IST)      12,279     11,782    20,899    19,987   34,402   32,651

IST Customers
(those with #6
oil as
alternative
fuel)           2,734      3,033     6,054     6,199   13,257   14,293
               ------     ------    ------    ------   ------   ------
Total          15,013     14,815    26,953    26,186   47,659   46,944
               ======     ======    ======    ======   ======   ======

     Core market volume increases, caused primarily by customer growth, for the three month, six month and twelve month periods resulted in additional margin for the Company. Changes in IST volumes have no impact on the Company's realized margin as the IST ratemaking mechanism stabilizes the Company's margin at the level approved in the Company's last general rate case.

     The following table shows the throughput in terms of sales and transportation volumes:

                    THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                    3 Months           6 Months              12 Months
                 --------------      --------------      ----------------
                 1994      1993      1994      1993      1994        1993
                 ----      ----      ----      ----      ----        ----
Sales          13,420    12,262    22,050    23,192    36,271      40,299

Transportation  1,593     2,553     4,903     2,994    11,388       6,645
               ------    ------    ------    ------    ------      ------
Total          15,013    14,815    26,953    26,186    47,659      46,944
               ======    ======    ======    ======    ======      ======

     While operating revenues were up $8,699,000 for the three months ended March 31, 1994 compared to the three months ended March 31, 1993, they were up only $1,074,000 for the twelve months and were down $615,000 for the six months ended March 31, 1994 compared to the same periods last year. Factors causing increased revenues in all three periods were customer growth, increased throughput volumes, generally higher commodity gas prices during the twelve months period, increased pipeline fixed charges resulting from the implementation of FERC Order 636 effective November 1, 1993 for both Transco and Columbia, and the additional revenues from overrun penalties and municipal contract demand increases discussed on Page 9. For the three months period, operating revenues were also favorably impacted by mix changes, including more sales to residential and commercial customers at higher rates and a shift of 960,000 dt from transportation service to sales service by certain industrial and municipal customers. The mix changes were primarily the result of colder weather, especially in January, and the net addition of approximately 5,400 residential and commercial customers from March 1993 to March 1994, an increase of almost 6%.

     The primary factor causing decreases in revenues during the six months and twelve months periods ended March 31, 1994 compared to the same periods last year was a mix change to greater transportation volumes and lower sales volumes as shown in the table, "Throughput Volumes (Mdt) By Type of Service" on Page 10. The commodity cost of gas associated with transportation volumes is paid directly to the customer's supplier and is, therefore, not incurred nor billed by the Company. For the six months period, the transportation/sales mix change, together with lower commodity gas prices during the first quarter ended December 31, 1993, more than offset the factors increasing revenues. For the twelve months period, even with a shift of 4,743,000 dt from sales to transportation service, total revenues increased slightly because gas prices were higher during the other nine months of the year. The Company's Purchased Gas Adjustment Clause (PGA) allows the Company to recover from its customers all actual gas costs prudently incurred, with adjustments for over or under recovered amounts recorded in deferred gas cost accounts for subsequent collection from or refund to customers, as the case may be.

     Cost of gas increased $7,474,000 for the three months period ended March 31, 1994 as compared to the same period last year. This increase was caused by increased purchases related to higher sales volumes, higher commodity prices during the quarter and higher fixed charges from pipelines and producers.

     Cost of gas decreased $2,761,000 and $1,773,000, respectively, for the six months and twelve months period ended March 31, 1994 as compared to the same periods last year. These decreases were caused primarily by reduced quantities purchased due to the lower sales volumes, somewhat offset by the generally higher commodity prices except during the October-December 1993 quarter when prices were lower than the prices in the same quarter last year.

     Operations and maintenance expenses increased $279,000, $573,000, and $943,000, respectively, for the three months, six months and twelve months ended March 31, 1994 compared to the same periods last year. These increases were primarily due to increases in wages, salaries and employee benefits, including increased group health insurance costs from adopting FAS 106 accounting effective October 1, 1993, and higher costs including additional personnel associated with adding new customers.

     Depreciation expense increased in the three months, six months and twelve months periods compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

     General taxes increased in all periods compared to the same periods last year. The primary tax included in this category is the state gross receipts tax which is based on revenue and, therefore, it basically tracks the change in revenues. For the three months ended March 31, 1994, the gross receipts tax accounted for $278,000 of the $397,000 increase in general taxes. Also included in the general tax category are payroll and property taxes which were up in all three periods in line with increases in salaries and wages and gas utility plant in service, respectively.

     Income taxes increased $145,000, $460,000, and $418,000, for the three month, six month and twelve month periods, respectively, from the same periods last year. These increases were due primarily to increased operating income and lower utility interest charges.

     Other income, net, increased in all periods as compared to the same period last year. Increases were caused by increased profits from the Company's merchandise, jobbing, and LP operations associated with customer and volume growth and reduced operating costs on a per unit basis.

     Utility interest charges decreased in all periods as compared to last year. The decreases were due primarily to lower interest rates on short-term bank loans, reductions in refunds payable to customers which carry a NCUC-mandated 10% interest rate, and a decrease in long-term debt due to sinking fund payments.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in the Rights of the Company's Security Holders

     None.

Item 3.  Default Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     The Company's third largest customer in terms of volumes of natural gas deliveries is the Public Works Commission of the City of Fayetteville (PWC), an electric and water utility. For the 12 months ended March 31, 1994, the Company delivered 2,309,000 dt of natural gas at its lowest tariff rate to PWC's Butler-Warner Generation Plant for the purpose of generating electricity, primarily during the summer season months (April-October).
PWC's wholesale electric supplier, from whom PWC purchases most of its power, is Carolina Power & Light Company (CP&L). On March 10, 1994, PWC and CP&L executed a long-term Power Supply and Coordination Agreement (PSCA) which, among other things, provides that CP&L shall have responsibility for determining when PWC's Butler-Warner Generation Plant shall operate, as CP&L will include Butler-Warner in its overall economic dispatch of power plants it owns or controls.

     CP&L has filed the PSCA with the FERC and has requested an effective date of June 1, 1994. The FERC must approve the PSCA before it can become effective. If the FERC approves the PSCA as filed, the possibility exists that PWC's Butler-Warner plant could be dispatched for significantly fewer hours than it has operated in the past few years. If that possibility occurs, the Company's transportation of natural gas to PWC would decline significantly, thus reducing future revenues and margins up to approximately $1.1 million if the entire PWC load were lost.

     As FERC has not yet approved the PSCA and because the Company has no other reliable information as to how CP&L would operate the Butler-Warner plant, management of the Company can not predict the outcome of this matter. However, management believes it is likely that some - but not all - of the existing PWC load will be lost, the timing and amount of which is uncertain and will remain so until such time that the PSCA is in effect.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NORTH CAROLINA NATURAL GAS CORPORATION
                         --------------------------------------
                                       (Registrant)





Date:  May 11, 1994      /s/ Gerald A. Teele
                         ---------------------------------------
                         Gerald A. Teele
                         Senior Vice President and Chief Financial Officer
                         (Principal Financial Officer)


Date:  May 11, 1994      /s/ Charles W. Siska, Jr.
                         --------------------------------------
                         Charles W. Siska, Jr.
                         Controller
                         (Principal Accounting Officer)