Form 10-Q
period 1994-06-30
NORTH CAROLINA NATURAL GAS CORP
filed 1994-08-15
CIK 72596

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
        (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1994

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
                            Yes  [ X ]    No  [    ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $2.50 par value                       6,352,145
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
                                 (in thousands)
                                    ASSETS

                                             June 30,      September 30,
                                               1994           1993
                                             --------      -----------

Gas Utility Plant                            $239,076       $224,946
Less-Accumulated Depreciation
 and Amortization                             (77,558)       (72,403)
                                              -------        -------
Utility Plant, net                            161,518        152,543
                                              -------        -------

Nonutility Property                             5,203          4,644
Less-Accumulated Depreciation                  (2,348)        (2,196)
                                              -------         ------
Nonutility Plant, net                           2,855          2,448
                                              -------         ------
Current Assets:
Cash                                            1,831          1,591
Restricted Temporary Cash Investments           9,168          4,863
Accounts Receivable, Less Reserve              12,342         12,796
Recoverable Purchased Gas Costs                   863
Inventories, at Average Cost -
 Gas in Storage                                 5,799          7,170
 Materials, Supplies & Merchandise              3,541          3,286
Deferred Gas Cost-Unbilled Volumes                859            638
Other Current Assets                            1,852          1,753
                                              -------        -------
Total Current Assets                           36,255         38,493
                                              -------        -------

Investment in Exploration Ventures                110            180
Deferred Charges and Other Assets                 400            514
                                               -------       -------
Total Assets                                  $201,138      $194,178
                                               =======       =======

(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (Unaudited)
                               (in thousands)
                          CAPITALIZATION AND LIABILITIES

                                               June 30,     September 30,
                                                 1994           1993
                                               --------     -------------
Capitalization:
Stockholders' Investment:
Common Stock, Par Value $2.50;
Shares Outstanding 06/30/94, 6,352;
09/30/93, 6,301                                 $15,880        $15,752
Capital in Excess of Par Value                   25,209         24,142
Retained Earnings                                46,798         41,050
                                                -------        -------
Total Stockholders' Investment                   87,887         80,944
                                                -------        -------

Long-Term Debt                                   37,000         39,000
                                                -------        -------
Total Capitalization                            124,887        119,944
                                                -------        -------
Liabilities:
Current Maturities of Long-Term Debt              6,088          6,088
Notes Payable                                    14,100         15,500
Accounts Payable                                 12,006         14,723
Restricted Supplier Refunds                       9,168          4,863
Taxes Payable                                     3,767          2,428
Other Current Liabilities                         6,017          5,781
                                                -------        -------
Total Current Liabilities                        51,146         49,383
                                                -------        -------
Other Credits:
Deferred Income Taxes                            16,428         20,363
Unamortized Investment Tax Credits                3,172          3,325
Net Regulatory Liability Related to
 Income Taxes                                     4,278           -
Other                                             1,227          1,163
                                                -------        -------
Total Other Credits                              25,105         24,851
                                                -------        -------
Total Capitalization and Liabilities           $201,138       $194,178
                                                =======        =======

 (The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Income
                                  (Unaudited)

                 For the Three Months Ended June 30, 1994 and 1993
                     (in thousands except per share amounts)

                                                   1994          1993
                                                  ------        ------

Operating Revenues                               $29,523       $38,638
Cost of Gas                                       20,259        28,535
                                                  ------        ------
Gross Margin                                       9,264        10,103
                                                  ------        ------
Operating Expenses and Taxes:
Operations and Maintenance                         4,594         4,622
Depreciation                                       1,860         1,742
General Taxes                                      1,571         1,588
Income Taxes                                          90           298
                                                  ------        ------
Total Operating Expenses and Taxes                 8,115         8,250
                                                  ------        ------
Operating Income                                   1,149         1,853

Other Income (Loss), Net                             (20)          (83)

Utility Interest Charges                           1,001         1,070
                                                  ------        ------
Net Income                                          $128          $700
                                                  ======        ======

Average Common Shares Outstanding                  6,341         6,280
                                                  ======        ======

Earnings Per Share                                  $.02          $.11
                                                  ======        ======

Dividends Declared Per Share                        $.29          $.27
                                                  ======        ======

 (The accompanying notes are an integral part of these statements.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                (Unaudited)

                For the Nine Months Ended June 30, 1994 and 1993
                      (in thousands except per share amounts)

                                                1994           1993
                                               ------         ------

Operating Revenues                            $134,220       $143,950
Cost of Gas                                     88,740         99,777
                                               -------        -------
Gross Margin                                    45,480         44,173
                                               -------        -------

Operating Expenses and Taxes:
Operations and Maintenance                      14,393         13,849
Depreciation                                     5,487          5,126
General Taxes                                    6,137          5,906
Income Taxes                                     6,207          5,955
                                               -------        -------
Total Operating Expenses and Taxes              32,224         30,836
                                               -------        -------

Operating Income                                13,256         13,337

Other Income, Net                                  930            611

Utility Interest Charges                         3,064          3,395
                                               -------        -------
Net Income                                     $11,122        $10,553
                                               =======        =======

Average Common Shares Outstanding                6,323          5,897 (a)
                                               =======        =======

Earnings Per Share                               $1.76          $1.79
                                               =======        =======

Dividends Declared Per Share                      $.85           $.79
                                               =======         ======



(a) Average common shares outstanding for the nine months ended June 30, 1993 have been adjusted for the three-for-two stock split in the form of a stock dividend effective October 30, 1992.



(The accompanying notes are an integral part of these statements.)

         NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Income
                                  (Unaudited)

             For the Twelve Months Ended June 30, 1994 and 1993
                  (in thousands except per share amounts)


                                                 1994           1993
                                                ------         ------

Operating Revenues                            $163,415       $175,761
Cost of Gas                                    108,063        122,458
                                               -------        -------
Gross Margin                                    55,352         53,303
                                               -------        -------

Operating Expenses and Taxes:
Operations and Maintenance                      18,927         18,552
Depreciation                                     7,253          6,699
General Taxes                                    7,606          7,493
Income Taxes                                     6,555          6,039
                                               -------        -------
Total Operating Expenses and Taxes              40,341         38,783
                                               -------        -------

Operating Income                                15,011         14,520

Other Income, Net                                  628            398

Utility Interest Charges                         4,093          4,421
                                               -------        -------

Net Income                                     $11,546        $10,497
                                               =======        =======

Average Common Shares Outstanding                6,315          5,781 (a)
                                               =======        =======

Earnings Per Share                               $1.83          $1.82
                                               =======        =======

Dividends Declared Per Share                     $1.12          $1.04
                                               =======        =======


(a) Average common shares outstanding for the twelve months ended June 30, 1993 have been adjusted for the three-for-two stock split in the form of a stock dividend effective October 30, 1992.

 (The accompanying notes are an integral part of these statements.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flow (Unaudited)

               For the Nine Months Ended June 30, 1994 and 1993
                                  (in thousands)

                                                      1994          1993
                                                    --------      --------
Cash Flows From Operating Activities:
 Net Income                                          $11,122       $10,553
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                      5,735         5,386
    Change in deferred income taxes and
     other credits, net                                  575           842
    Change in other current assets and liabilities     5,640        (1,941)
    Other                                                (81)         (241)
                                                     -------       -------
 Net cash provided by operating activities            22,991        14,599
                                                     -------       -------
Cash Flows From Investing Activities:
 Property additions                                  (15,019)      (12,002)
 Other, net                                             (154)         (288)
                                                     -------       -------
 Net cash used in investing activities               (15,173)      (12,290)
                                                     -------       -------
Cash Flows From Financing Activities:
 Decrease in notes payable                            (1,400)      (14,500)
 Retirement of long-term debt                         (2,000)       (2,000)
 Cash dividends paid                                  (5,374)       (4,749)
 Issuance of common stock through dividend
  reinvestment and employee stock purchase plans       1,195         1,076
 Issuance of common stock through public offering       -           17,763
 Issuance of common stock through key employee
  stock option plan                                     -              131
                                                     -------       -------
 Net cash used in financing activities                (7,579)       (2,279)
                                                     -------       -------
Net increase in cash and temporary
 cash investments                                        239            30
Cash and temporary cash investments,
 beginning of period                                   1,592         1,113
                                                     -------       -------
Cash and temporary cash investments,
 end of period                                        $1,831        $1,143
                                                     =======       =======
Interest, net of amounts capitalized                  $3,933        $4,457
Income taxes, net of refunds                           4,622         6,332

(The accompanying notes are an integral part of these statements.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1994

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month and nine-month periods ended June 30, 1994 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1993.

Note 2:  Long-Term Debt at June 30, 1994:
                                                   Amount Due
                                                     Within
          Issue                                     One Year        Total
          -----                                    ----------      -------

       9.21% Debentures, Series C, due 11/15/11     $     -      $25,000,000
       8 3/4% Debentures, Series B, due 06/15/01     2,000,000    14,000,000
       12 7/8% Debentures, Series A, due 09/01/96    4,088,000 *   4,088,000
                                                     ---------    ----------
       Long-Term Debt                               $6,088,000   $43,088,000
                                                     =========    ==========

       *The Company plans to extinguish this debt on September 1, 1994.

Note 3: During the nine months ended June 30, 1994, the Company received additional supplier refunds from Transco and Columbia of $4,187,000. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At June 30, 1994, $9,168,000 of temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993, the Company transferred $3.8 million to the Expansion Fund administered by the Commission pursuant to the Order. On July 29, 1994, the North Carolina Supreme Court upheld the constitutionality of the July 1991 legislation and affirmed the Order of the NCUC establishing the Expansion Fund.

                                   Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition

     The Company has bank lines of credit available in the amount of $32 million plus the cost of gas in storage. At June 30, 1994, loans totaling $14.1 million were outstanding under the lines of credit compared to $12.0 million outstanding at March 31, 1994 and $15.5 million outstanding at September 30, 1993.

     Construction spending was $4.6 million for the three months ended June 30, 1994 compared to $3.2 million for the same period in 1993. Construction expenditures for the remainder of the fiscal year 1994 are projected at $6 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1994.

(2)  Material Changes in Results of Operations

     Net income decreased $572,000 for the three months period ended June
30, 1994 as compared to the same period last year.    The primary reasons for
this decrease were (1) abnormally warmer weather reducing sales to weather sensitive residential and commercial customers at highest margins after the Weather Normalization Adjustment period ended, and (2) a decline in transportation volumes to a large industrial and an electric utility customer both of which are non-IST customers.

     Net income increased $569,000, and $1,049,000, respectively, for the nine and twelve months periods ended June 30, 1994 compared to the 1993 periods. The higher earnings were primarily due to (1) growth in the Company's margin that resulted from customer growth and increased throughput to residential and commercial customers, (2) increased earnings on nonutility operations, and (3) lower utility interest charges. The nine and twelve month periods were also affected by the three months decrease as explained above.

    Gross margin decreased $839,000 for the three months period ended June 30, 1994 as compared to the same period last year due to the decline in throughput for the quarter. The warmer weather in the quarter resulted in reduced sale volumes to residential and commercial customers by 457,000 dt.

    Gross margin increased $1,307,000, and $2,049,000, respectively, for the nine months and twelve months ended June 30, 1994 compared to the 1993 periods. Factors contributing to the increased margin in these periods were increased volumes of gas sold and transported to higher margin residential, commercial, non-IST industrial customers, continued strong growth in residential and commercial customers resulting in substantial increases in monthly fixed charge revenues, and additional revenues related to extremely cold weather conditions in mid-January. Partially offsetting gross margin increases in the nine and twelve months periods was the decease in the current quarter as described on Page 9.

       The chart below compares the Company's throughput volumes by market segment in thousands of dekatherms (Mdt) for the three months, nine months, and twelve months periods:

                  THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT
                      3 Months             9 Months              12 Months
                  --------------        --------------        -------------
                  1994      1993        1994      1993        1994     1993
                  ----      ----        ----      ----        ----     ----
Core Market
(Non-IST)        6,523     7,035       27,421    27,022      33,890   33,107

IST Customers
(those with #6
 oil as
 alternative
 fuel)           3,669     3,555        9,724     9,755      13,370   13,942
                ------    ------       ------    ------      ------   ------
Total           10,192    10,590       37,145    36,777      47,260   47,049
                ======    ======       ======    ======      ======   ======

     Core market volume increased, caused primarily by customer growth, for the nine months and twelve months periods resulted in additional margin for the Company. Changes in IST volumes have no impact on the Company's realized margin as the IST ratemaking mechanism stabilizes the Company's margin at the level approved in the Company's last general rate case.

     The following table shows the throughput in terms of sales and transportation volumes:

                 THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                     3 Months               9 Months             12 Months
                 --------------          --------------       --------------
                 1994      1993          1994      1993       1994      1993
                 ----      ----          ----      ----       ----      ----
Sales           6,266     8,607         28,316    31,800     33,929    39,567

Transportation  3,926     1,983          8,829     4,977     13,331     7,482
               ------    ------         ------    ------     ------    ------
Total          10,192    10,590         37,145    36,777     47,260    47,049
               ======    ======         ======    ======     ======    ======

     Operating revenues decreased $9,115,000, $9,730,000, and $12,346,000, respectively, for the three months, nine months, and twelve months ended
June 30, 1994. The primary factor causing the decrease in revenues during the three months, nine months and twelve months periods ended June 30, 1994 as compared to the same periods last year was a mix change to greater transportation volumes and lower sales volumes as shown in the table, "Throughput Volumes (Mdt) By Type of Service", on Page 10. The commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred nor billed by the Company. In addition, for the three months ended June 30, 1994, natural gas commodity prices were significantly lower than prior year quarter.

     Cost of gas decreased $8,276,000, $11,037,000, and $14,395,000, respectively, for the three months, nine months and twelve months periods ended June 30, 1994 as compared to the same periods last year. These decreases for all periods were caused primarily by (1) reduced quantities purchased due to the lower sales volumes, and (2) commodity cost decreases of 22%, 6%, and 3%, respectively, for the three months, nine months, and twelve months ended June 30, 1994. During the current quarter, the Company executed capacity release transactions which reduced gas costs by $526,000.

     Operations and maintenance expenses decreased $28,000 for the three months and increased $544,000 and $375,000, respectively, for the nine and twelve months periods compared to the same periods last year. Affecting all periods were declines in sales promotion activities and maintenance expenses on the Company's transmission and distribution systems. The decrease in the three months was also affected by an adjustment to the bad debt provision in 1993 that did not recur in the 1994 period. The nine months and twelve months amounts increased primarily because of increases in wages, employee benefits, and higher costs including additional personnel associated with adding new customers.

     Depreciation expense increased in all periods as compared to the same period last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

     General taxes decreased $17,000 in the three month period and increased $231,000, and $113,000, respectively, for the nine months and twelve months periods compared to the same periods last year. The primary tax included in this category is the state gross receipts tax which is based on revenues and, therefore, it basically tracks the change in revenues. However, in the nine and twelve months periods, increased property tax provisions related to increased plant investments caused the increase in general taxes despite a decrease in gross receipts tax.

     Income taxes decreased $208,000 for the three months period ended June 30, 1994 as compared to the same period last year. This decrease was caused by decreased operating income primarily related to decreased gross margins.

     Income taxes increased $252,000, and $516,000, respectively, for the nine months and twelve months compared to the same periods last year. These increases were caused by an increase in operating income and a reduction in utility interest charges.

     Other income, net, increased in all periods as compared to the same periods last year. Increases were caused by increased profits from the Company's merchandise and jobbing operations associated with customer and volume growth and reduced operating costs on a per unit basis. The nine months and twelve months periods were affected by increased profits from the Company's LP gas operations. In addition, during the current quarter NCNG Exploration Corporation realized a $58,000 pretax gain on the sale of its exploration properties.

     Utility interest charges decreased in all periods as compared to the same periods last year for several reasons. Affecting all periods were decreases in interest on long-term debt due to sinking fund payments and a reduction in refunds payable to customers which carry a NCUC-mandated 10% interest rate. The three months and nine months periods were also affected by increased allowance for funds used during construction (AFUDC) due to more construction work in progress for system strengthening and expansion projects. Partially offsetting decreases in interest expenses for the quarter was interest on short-term debt due to more debt outstanding and higher short-term rates compared to the 1993 quarter. For the nine months and twelve months periods ended June 30, 1994, interest on short-term debt was lower than the comparable periods ended June 30, 1993, because of $17.7 million of proceeds from the issuance of common stock in a public offering in February 1993 which reduced short-term debt outstanding from that point forward.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in the Rights of the Company's Security Holders

         None.

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As previously reported on May 11, 1994 in the Company's Form 10-Q for the quarterly period ended March 31, 1994, the Company's third largest customer in terms of volumes of natural gas deliveries has been the Public Works Commission of the City of Fayetteville (PWC), an electric and water utility. For the 12 months ended March 31, 1994, the Company delivered 2,309,000 dekatherms (dt) of natural gas to PWC's Butler-Warner Generation Plant for the purpose of generating electricity, primarily during the summer season months (April-October). PWC's wholesale electric supplier, from whom PWC purchases most of its power, is Carolina Power and Light Company (CP&L). During the current quarter, the Federal Energy Regulatory Commission (FERC) accepted for filing the long-term Power Supply and Coordination Agreement
(PSCA) between PWC and CP&L which, among other things, provides that CP&L shall have the responsibility for deciding when PWC's Butler-Warner Generation Plant shall operate, as CP&L will include Butler-Warner in its overall economic dispatch of power plants it owns or controls.

     The PSCA became effective June 1, 1994 and during June 1994, PWC used 199,310 dt of natural gas compared to 269,358 dt for June 1993. This had the effect of reducing the Company's margin in the quarter ended June 30, 1994 by approximately $30,000 compared to the prior year's quarter.

     For the month of July and to date in August 1994, PWC's Butler-Warner Generation Plant has been dispatched significantly less than in prior years due to the operation of the PSCA and because of much milder weather in the Fayetteville area during the summer of 1994 compared to the summer of 1993. Based on results to date, Management estimates that the reduction in margins for the quarter ending September 30, 1994 will be approximately $400,000 due to the decline in natural gas transported to the PWC Butler-Warner Generation Plant.

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

                            NORTH CAROLINA NATURAL GAS CORPORATION
                                        (Registrant)

Date:  August 12, 1994      /s/ Gerald A. Teele
                            -------------------------------------------------
                            Gerald A. Teele
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial Officer)


Date:  August 12, 1994      /s/ Charles W. Siska, Jr.
                            -------------------------------------------------
                            Charles W. Siska, Jr.
                            Controller
                            (Principal Accounting Officer)