Form 10-K/A
period 1994-09-30
NORTH CAROLINA NATURAL GAS CORP
filed 1995-01-24
CIK 72596

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A
THE PURPOSE OF THIS AMENDMENT IS TO PROPERLY INCLUDE THE FINANCIAL DATA SCHEDULE

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