Form 10-Q
period 1994-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1995-02-14
CIK 72596

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
      	  (Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     		   OF THE SECURITIES EXCHANGE ACT OF 1934
       	  For the quarterly period ended December 31, 1994
                           								 OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      	  OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ...............to ..............

                     Commission file number  0-82

                 NORTH CAROLINA NATURAL GAS CORPORATION
          (Exact name of registrant as specified in its charter)

             DELAWARE                                     56-0646235
   -------------------------------                        -----------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

         150 Rowan Street, Fayetteville, North Carolina  28301-4993
                 (Address of principal executive offices)
                              (Zip Code)

                            (910)  483-0315
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

                          Yes  [ X ]    No  [    ]

    	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $2.50 par value                      6,382,141
       -----------------------------                   ----------------
             Class                                     Number of Shares

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

     	     NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets (Unaudited)
                             (in thousands)

                                ASSETS


                                            December 31,   September 30,
                                                1994           1994
                                             -----------   -------------

Gas Utility Plant                               $251,709        $243,877
  Less-Accumulated Depreciation and
  Amortization                                   (80,804)        (79,034)
                                                 -------         -------
   Utility Plant, net                            170,905         164,843
                                                 -------         -------

Nonutility Property                                5,482           5,285
  Less-Accumulated Depreciation                   (2,492)         (2,417)
                                                 -------         -------
   Nonutility Plant, net                           2,990           2,868
                                                 -------         -------
Current Assets:
  Cash                                               822             158
  Restricted Temporary Cash Investments            2,870           9,282
  Accounts Receivable, Less Reserve               18,399          11,795
  Recoverable Purchased Gas Costs                     -            1,505
  Inventories, at Average Cost -
    Gas in Storage                                 8,889           8,091
    Materials, Supplies & Merchandise              4,174           4,049
  Deferred Gas Cost-Unbilled Volumes               2,724             473
  Other Current Assets                               632             387
                                                 -------         -------
   Total Current Assets                           38,510          35,740
                                                 -------         -------

Investment in Exploration Ventures                    89              90
Deferred Charges and Other Assets                  1,954           1,546
                                                 -------         -------

Total Assets                                    $214,448        $205,087
                                                 =======         =======


(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands)

                         CAPITALIZATION AND LIABILITIES


                                                December 31,  September 30,
                                                    1994          1994
                                                 -----------  -------------
Capitalization:
  Stockholders' Investment:
    Common Stock, Par Value $2.50;
    Shares Outstanding 12/31/94, 6,382;
     09/30/94, 6,367                                 $15,955       $15,916
    Capital in Excess of Par Value                    25,760        25,499
    Retained Earnings                                 46,454        44,984
                                                     -------       -------
      Total Stockholders' Investment                  88,169        86,399
                                                     -------       -------

    Long-Term Debt                                    37,000        37,000
                                                     -------       -------

Total Capitalization                                 125,169       123,399
                                                     -------       -------

Current Liabilities:
  Current Maturities of Long-Term Debt                 2,000         2,000
  Notes Payable                                       32,000        26,000
  Accounts Payable                                    15,167         9,675
  Restricted Supplier Refunds                          2,870         9,282
  Refunds Payable to Customers                           638           -
  Taxes Payable                                        3,837         1,685
  Other Current Liabilities                            5,212         5,990
                                                     -------       -------
      Total Current Liabilities                       61,724        54,632
                                                     -------       -------
Other Credits:
  Deferred Income Taxes                               18,732        18,279
  Unamortized Investment Tax Credits                   3,070         3,122
  Regulatory Liability Related to Income Taxes         3,854         3,923
  Postretirement Benefit Liability (FASB 106)            819           634
  Other                                                1,080         1,098
                                                     -------       -------
      Total Credits                                   27,555        27,056
                                                     -------       -------

Total Capitalization and Liabilities                $214,448      $205,087
                                                     =======       =======


(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

             For the Three Months Ended December 31, 1994 and 1993
                    (in thousands except per share amounts)

                                                 1994        1993
                                                ------      ------

Operating Revenues                              $34,415     $42,082
Cost of Gas                                      19,979      26,946
                                                 ------      ------
Gross Margin                                     14,436      15,136
                                                 ------      ------

Operating Expenses and Taxes:
  Operations and Maintenance                      4,964       4,935
  Depreciation                                    1,931       1,802
  General Taxes                                   1,642       1,912
  Income Taxes                                    1,810       2,056
                                                 ------      ------
Total Operating Expenses and Taxes               10,347      10,705
                                                 ------      ------

Operating Income                                  4,089       4,431

Other Income, Net                                   294         317

Utility Interest Charges                          1,067       1,055
                                                 ------      ------

Net Income                                       $3,316      $3,693
                                                 ======      ======

Average Common Shares Outstanding                 6,369       6,303
                                                 ======      ======

Earnings Per Share                                $0.52       $0.59
                                                 ======      ======

Dividends Declared Per Share                      $0.29       $0.27
                                                 ======      ======


(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended December 31, 1994 and 1993
                     (in thousands except per share amounts)

                                             1994           1993
                                            ------         ------

Operating Revenues                         $152,669       $163,832
Cost of Gas                                  98,273        108,865
                                            -------        -------
Gross Margin                                 54,396         54,967
                                            -------        -------

Operating Expenses and Taxes:
  Operations and Maintenance                 19,507         18,678
  Depreciation                                7,502          7,015
  General Taxes                               7,254          7,226
  Income Taxes                                6,072          6,618
                                            -------        -------
Total Operating Expenses and Taxes           40,335         39,537
                                            -------        -------

Operating Income                             14,061         15,430

Other Income, Net                               779            413

Utility Interest Charges                      4,067          4,374
                                            -------        -------

Net Income                                  $10,773        $11,469
                                            =======        =======

Average Common Shares Outstanding             6,348          6,196
                                            =======        =======

Earnings Per Share                            $1.70          $1.85
                                            =======        =======

Dividends Declared Per Share                  $1.16          $1.08
                                            =======        =======

(The accompanying notes are an integral part of these statements.)

                 NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended December 31, 1994 and 1993
                               							(in thousands)

                                                       1994        1993
                                                      -----      ------
Cash Flows From Operating Activities:
  Net Income                                          $3,316      $3,693
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                   2,031       1,914
       Change in deferred income taxes and
        deferred investment tax credits, net             334         210
       Change in other current assets
        and liabilities                               (1,326)     (7,939)
       Other                                             165        (395)
                                                      ------      ------
  Net cash provided by (used in)
      operating activities                             4,520      (2,517)
                                                      ------      ------
Cash Flows From Investing Activities:
   Property additions                                 (8,221)     (5,515)
   Other, net                                            (90)       (151)
                                                      ------      ------
  Net cash used in investing activities               (8,311)     (5,666)
                                                      ------      ------
Cash Flows From Financing Activities:
   Increase in notes payable                           6,000       8,500
   Cash dividends paid                                (1,846)     (1,701)
   Issuance of common stock through dividend
     reinvestment and employee stock purchase
     plans                                               300         295
                                                      ------      ------
  Net cash provided by financing activities            4,454       7,094
                                                      ------      ------
Net increase (decrease) in cash and
  and temporary cash investments                         663      (1,089)
Cash and temporary cash investments,
  beginning of period                                    158       1,696
                                                      ------      ------
Cash and temporary cash investments, end of period      $821        $607
                                                      ======      ======

Interest, net of amounts capitalized                  $2,081      $1,903
Income taxes, net of refunds                               1          54


(The accompanying notes are an integral part of these statements.)

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1994

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month period ended December 31, 1994 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1994.



Note 2: Long-Term Debt at  December 31, 1994:
                                     Amount Due
                                        Within
       Issue                          One Year         Total
    --------------------------      -----------      -----------
    9.21% Debentures, Series C,
     due 11/15/11                    $      -           $25,000,000
    8 3/4% Debentures,Series B,
     due 06/15/01                      2,000,000         14,000,000
                                      ----------         ----------
   Long-Term Debt                    $ 2,000,000        $39,000,000
                                      ==========         ==========

Note 3: During the three months ended December 31, 1994, the Company received additional supplier refunds from Transco and Columbia of $134,010. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At December 31, 1994, $2,869,639.85 of temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated
February 8, 1993. On April 30, 1993 and October 19, 1994, respectively, the Company transferred $3.8 million and $6.6 million to the Expansion Fund administered by the Commission pursuant to the Order.

                                    Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)     Material Changes in Financial Condition

       The Company has bank lines of credit available in the amount of $40 million plus the cost of gas in storage. At December 31, 1994, loans totaling $32 million were outstanding under the lines of credit compared to $26 million outstanding at September 30, 1994.

       Construction spending was $8.2 million for the three months ended December 31, 1994 compared to $5.5 million for the same period in 1993. Construction expenditures for the remainder of the fiscal year 1995 are projected at $20.5 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1995. However, it is likely that the Company will issue long-term debt in 1995 in order to reduce the amount of short-term debt outstanding.



(2)     Material Changes in Results of Operations

       Net income decreased $377,000 and $696,000, respectively, for the three and twelve month periods ended December 31, 1994 as compared to the same periods last year. The primary reason for the decline in both periods was attributable to one customer who elected to buy more power from an electric utility rather than using natural gas to generate power as it did in the 1993 periods. Additionally, affecting the three-months period was higher depreciation expense and a small increase in interest expense. The twelve-month period was also affected by increased depreciation expense and increases in operating and maintenance expenses.

       Gross margin decreased $700,000  and $571,000, respectively, for the
three and twelve month periods ended December 31, 1994 as compared to   the
same periods last year.  The decline in volumes delivered to one customer for electric power generation adversely affected margin in both periods. Additionally, warmer weather in the quarter resulted in reduced sales volumes to residential and commercial customers by 228,000 dts. Partially offsetting these decreases were Weather Normalization Adjustment in the Company's rates
and customer growth.    Decreased margin in the twelve months period was also
affected by reduced sales volumes to industrial customers partially offset by increased sales to residential and commercial customers during the first calendar quarter of the year due to extremely cold weather in mid-January.

       The chart below compares the Company's throughput volumes by market segment in thousands of dekatherms (Mdt) for the three month and twelve month periods:

                  THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT

                             3 Months               12 Months
                         --------------        ---------------
                         1994      1993         1994       1993
                         ----      ----         ----       ----
Core Market
(Non-IST)                7,876     8,637        32,559     33,926

IST Customers
(those with #6 oil
 as alternative fuel)    4,084     3,303        14,462     13,535
                        ------    ------        ------     ------
Total                   11,960    11,940        47,021     47,461
                        ======    ======        ======     ======

       Core market volume decreased in both periods primarily due to reduced sales volumes to the electric utility and warmer weather mentioned above. Partially offsetting this reduction was customer growth during both periods.
Changes in IST volumes have no impact   on the Company's realized margin as the
IST ratemaking mechanism stabilizes margin at the level approved in the Company's last general rate case. Natural gas prices declined during the 1994 summer as #6 oil prices increased, thus enabling the Company to regain some volumes from customers who had been burning #6 oil.

       The following table shows the throughput in terms of sales and transportation volumes:

                     THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                           3 Months                12 Months
                         ----------------         -----------------
                        1994        1993         1994         1993
                        ----        ----         ----         ----

Sales                  7,733       8,630        32,593       35,113

Transportation         4,227       3,310        14,428       12,348
                      ------      ------        ------       ------

Total                 11,960      11,940        47,021       47,461
                      ======      ======        ======       ======

       Operating revenues decreased $7,667,000 and $11,163,000, respectively, for the three months and twelve months ended December 31, 1994. The primary factors causing the decrease in revenues were (1) a mix change to greater transportation volumes and lower sales volumes as shown in the table, "Throughput Volumes (Mdt) By Type of Service", on page 9, and (2) a significant decline in natural gas market prices, especially during the last four months of 1994. The commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred nor billed by the Company.

       Cost of gas decreased $6,967,000, and $10,592,000, respectively, for the three month and twelve month periods ended December 31, 1994 as compared to the same periods last year. The decreases for these periods were caused primarily by gas commodity price decreases of 36%, and 11%, respectively, for the three month and twelve month periods. The change in mix to fewer sales volumes and more transportation volumes also reduced gas costs. Additionally, the Company executed capacity release transactions which reduced gas costs by $502,000 and $1,702,000, respectively, for the three month and twelve month periods.

       Operations and maintenance expenses increased $29,000 and $829,000, respectively, for the three and twelve month periods compared to the same periods last year. Affecting both periods were increased distribution operations expenses, higher wages and employee benefits, and higher costs associated with the addition of nearly 8,000 new customers. However, warmer weather caused reductions in operating expenses of the Company's compressor and LNG storage facility which offset most of the increase in other expenses
in the quarter.   The increase in the twelve months period was primarily due to increased distribution operations expenses associated with customer growth as mentioned above, increased post retirement benefit expenses brought about by the adoption of FASB 106 and also greater uncollectible accounts expenses. Partially offsetting these expenses were declines in sales promotion activities and maintenance expenses on the Company's transmission and distribution systems.

       Depreciation expense increased in all periods as compared to the same period last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

       General taxes decreased $270,000 in the three months period and increased $28,000 for the twelve months period compared to the same periods last year. The primary tax included in this category is the state gross receipts tax which is based on revenues and, therefore, it basically tracks the change in revenues. However, in the twelve months period, increased property tax provisions related to increased plant investments caused the increase in general taxes despite a decrease in gross receipts tax.

       Income taxes decreased $246,000 and $546,000, respectively, for the three and twelve month periods ended December 31, 1994 as compared to the same period last year. The decreases were caused by decreased operating income primarily related to decreased gross margins.

       Other income, net decreased $23,000 for the three months period while increasing $366,000 for the twelve months period ending December 31, 1994 as compared to the same periods last year. The small decrease in the three months period was a result of decreased sales in the Company's L.P. Gas operations caused by warmer weather, offset partially by increases in the Company's merchandising operations. The increase in the twelve months period was primarily due to a nonrecurring writedown of the value of certain nonutility assets in 1993.

       Utility interest charges increased $12,000 for the three months period and decreased $307,000 for the twelve months period as compared to
the same periods last year.   Affecting both periods were decreases in
interest on long-term debt due to sinking fund payments and increased allowance for funds used during construction (AFUDC) due to more construction work in progress for system strengthening and expansion projects. Totally offsetting these decreases in the three months period, and partially offsetting these decreases in the twelve months period, were (1) an increase in short-term debt interest expense due to more bank loans outstanding and higher short-term interest rates; and (2) increases in refunds payable to customers (which carry a NCUC-mandated 10% interest rate) compared to the same periods last year.

                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None.


Item 2. Changes in the Rights of the Company's Security Holders

        None.


Item 3. Default Upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        (a)     Date of the meeting or of the action without a meeting:
                January 10, 1995

        (b)     Whether the meeting was an annual or a special meeting:
                Annual Meeting

        (c) Names of each director elected at the meeting and the number of votes cast for, against or withheld, and abstentions:

                George T. Clark, Jr.         For:  5,300,174
                                             Against or Withheld:  75,000
                                             Abstentions:  14,828

                Robert T. Johnson            For:  5,326,041
                                             Against or Withheld:  49,133
                                             Abstentions:  14,828

                William H. Prestage          For:  5,333,318
                                             Against or Withheld:  41,856
                                             Abstentions:  14,828

       (d) Name of each other director whose term of office as director continued after the meeting:

                             Paul A. DelaCourt
                             C. Felix Harvey
                             James E.S. Hynes
                             Hector MacLean
                             Richard F. Waid
                             Calvin B. Wells

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


                           NORTH CAROLINA NATURAL GAS CORPORATION
                                        (Registrant)





Date:  February 10, 1995        /s/ Gerald A. Teele
       -----------------        ------------------------------------
                                Gerald A. Teele
                                Senior Vice President, Treasurer and
                                Chief Financial Officer
                                (Principal Financial Officer)


Date:  February 10, 1995        /s/ Charles W. Siska, Jr.
       -----------------        ------------------------------------
                                Charles W. Siska, Jr.
                                Controller
                                (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                              INDEX  OF  EXHIBITS


       The following exhibit is filed as part of this Form 10-Q for the period ended December 31, 1994.


              Exhibit
              Number
              -------

                27  -       Financial Data Schedule