Form 10-Q
period 1995-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1995-05-15
CIK 72596

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ............ to ..............

                          Commission file number 0-82

                     NORTH CAROLINA NATURAL GAS CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               56-0646235
         -------------------                      ----------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

          150 Rowan Street, Fayetteville, North Carolina  28301-4993
          ----------------------------------------------------------
                       (Address of principal executive offices)
                                   (Zip Code)
                                 (910) 483-0315
                                 --------------
              (Registrant's telephone number, including area code)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $2.50 par value                          6,410,193
       -----------------------------                         ----------------
                  Class                                      Number of Shares

                           PART I - FINANCIAL INFORMATION

                           Item 1.  Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets (Unaudited)

                                  (in thousands)

                                       ASSETS

                                                   March 31     September 30
                                                      1995          1994
                                                   --------     ------------
Gas Utility Plant                                  $257,570        $243,877
Less-Accumulated Depreciation and
 Amortization                                      (82,774)         (79,034)
                                                    -------         -------
Utility Plant, net                                  174,796         164,843
                                                    -------         -------

Nonutility Property                                   5,514           5,285
Less-Accumulated Depreciation                        (2,438)         (2,417)
                                                    -------         -------
Nonutility Plant, net                                 3,076           2,868
                                                    -------         -------
Current Assets:
  Cash                                                1,249             158
  Restricted Temporary Cash Investments               4,533           9,282
  Accounts Receivable, Less Reserve                  18,929          11,795
  Recoverable Purchased Gas Costs                      -              1,505
  Inventories, at Average Cost -
    Gas in Storage                                    3,965           8,091
    Materials, Supplies & Merchandise                 3,830           4,049
  Deferred Gas Cost-Unbilled Volumes                  1,792             473
  Other Current Assets                                  505             387
                                                    -------         -------
Total Current Assets                                 34,803          35,740
                                                    -------         -------

Investment in Exploration Ventures                       89              90
Deferred Charges and Other Assets                     1,962           1,546
                                                    -------         -------

Total Assets                                       $214,726        $205,087
                                                    =======         =======


(The accompanying notes are an integral part of these balance sheets.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets (Unaudited)

                                    (in thousands)

                         	CAPITALIZATION AND LIABILITIES


                                              March 31      September 30
                                                1995            1994
                                              --------      ------------
Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50;
    Shares Outstanding 03/31/95, 6,410;
    09/30/94, 6,367                            $16,025          $15,916
  Capital in Excess of Par Value                26,276           25,499
  Retained Earnings                             52,125           44,984
                                               -------          -------
Total Stockholders' Investment                  94,426           86,399
                                               -------          -------

  Long-Term Debt                                37,000           37,000
                                               -------          -------
Total Capitalization                           131,426          123,399
                                               -------          -------

Current Liabilities:
 Current Maturities of Long-Term Debt            2,000            2,000
 Notes Payable                                  20,000           26,000
 Accounts Payable                               12,610            9,675
 Restricted Supplier Refunds                     4,533            9,282
 Refunds Payable to Customers                    5,196             -
 Taxes Payable                                   4,884            1,685
 Other Current Liabilities                       5,938            5,990
                                               -------          -------
Total Current Liabilities                       55,161           54,632
                                               -------          -------
Other Credits:
 Deferred Income Taxes                          19,185           18,279
 Unamortized Investment Tax Credits              3,020            3,122
 Regulatory Liability Related to Income Taxes    3,785            3,923
 Postretirement Benefit Liability (FASB 106)     1,004              634
 Other                                           1,145            1,098
                                               -------          -------
Total Other Credits                             28,139           27,056
                                               -------          -------

Total Capitalization and Liabilities          $214,726         $205,087
                                               =======          =======


(The accompanying notes are an integral part of these balance sheets.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

              For the Three Months Ended March 31, 1995 and 1994
                    (in thousands except per share amounts)

                                                  1995           1994
                                                 ------         ------

Operating Revenues                              $52,513        $62,615
Cost of Gas                                      30,682         41,535
                                                 ------         ------
Gross Margin                                     21,831         21,080
                                                 ------         ------
Operating Expenses and Taxes:
 Operations and Maintenance                       5,384          4,866
 Depreciation                                     2,002          1,824
 General Taxes                                    2,324          2,653
 Income Taxes                                     4,086          4,061
                                                 ------         ------
Total Operating Expenses and Taxes               13,796         13,404
                                                 ------         ------
Operating Income                                  8,035          7,676

Other Income, Net                                   800            633

Utility Interest Charges                          1,214          1,008
                                                 ------         ------
Net Income                                       $7,621         $7,301
                                                 ======         ======

Average Common Shares Outstanding                 6,396          6,326
                                                 ======         ======

Earnings Per Share                                $1.19          $1.15
                                                 ======         ======

Dividends Declared Per Share                     $0.305          $0.29
                                                 ======         ======

(The accompanying notes are an integral part of these statements.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

                 For the Six Months Ended March 31, 1995 and 1994
                     (in thousands except per share amounts)

                                                   1995           1994
                                                  ------         ------

Operating Revenues                               $86,928        $104,697
Cost of Gas                                       50,661          68,481
                                                 -------         -------
Gross Margin                                      36,267          36,216
                                                 -------         -------
Operating Expenses and Taxes:
 Operations and Maintenance                       10,348           9,800
 Depreciation                                      3,933           3,627
 General Taxes                                     3,966           4,565
 Income Taxes                                      5,895           6,117
                                                 -------         -------
Total Operating Expenses and Taxes                24,142          24,109
                                                 -------         -------

Operating Income                                  12,125          12,107

Other Income, Net                                  1,094             950

Utility Interest Charges                           2,281           2,063
                                                 -------         -------
Net Income                                       $10,938         $10,994
                                                 =======         =======

Average Common Shares Outstanding                  6,382           6,314
                                                 =======         =======

Earnings Per Share                                 $1.71           $1.74
                                                 =======         =======

Dividends Declared Per Share                      $0.595           $0.56
                                                 =======          ======




(The accompanying notes are an integral part of these statements.)

                NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited)

                  For the Twelve Months Ended March 31, 1995 and 1994
                        (in thousands except per share amounts)


                                                       1995        1994
                                                      ------      ------

Operating Revenues                                   $142,568    $172,531
Cost of Gas                                            87,420     116,339
                                                      -------     -------
Gross Margin                                           55,148      56,192
                                                      -------     -------

Operating Expenses and Taxes:
 Operations and Maintenance                            20,028      18,958
 Depreciation                                           7,679       7,134
 General Taxes                                          6,924       7,623
 Income Taxes                                           6,096       6,762
                                                      -------     -------
Total Operating Expenses and Taxes                     40,727      40,477
                                                      -------     -------

Operating Income                                       14,421      15,715

Other Income, Net                                         945         565

Utility Interest Charges                                4,273       4,162
                                                      -------     -------

Net Income                                            $11,093     $12,118
                                                      =======     =======

Average Common Shares Outstanding                       6,365       6,300
                                                      =======     =======

Earnings Per Share                                      $1.74       $1.92
                                                      =======     =======

Dividends Declared Per Share                           $1.175       $1.10
                                                      =======     =======


(The accompanying notes are an integral part of these statements.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)

                For the Six Months Ended March 31, 1995 and 1994
                                  (in thousands)

                                                          1995      1994
                                                         ------    ------
Cash Flows From Operating Activities:
 Net Income                                              $10,938   $10,994
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                            3,950     3,851
  Change in deferred income taxes and
   deferred investment tax credits, net                      668       421
  Change in other current assets and liabilities           8,298     2,155
  Other                                                      417      (429)
                                                          ------    ------
Net cash provided by operating activities                 24,271    16,992
                                                          ------    ------
Cash Flows From Investing Activities:
 Property additions                                      (14,348)  (10,444)
 Other, net                                                   81        16
                                                          ------    ------
Net cash used in investing activities                    (14,267)  (10,428)
                                                          ------    ------
Cash Flows From Financing Activities:
 Decrease in notes payable                                (6,000)   (3,500)
 Cash dividends paid                                      (3,797)   (3,536)
 Issuance of common stock through dividend
  reinvestment and employee stock purchase plans             886       881
                                                          ------    ------
Net cash used in financing activities                     (8,911)   (6,155)
                                                          ------    ------

Net increase in cash and temporary cash investments        1,093       409
Cash and temporary cash investments,
 beginning of period                                         158     1,591
                                                          ------    ------

Cash and temporary cash investments, end of period       $ 1,251   $ 2,000
                                                          ======    ======

Interest, net of amounts capitalized                     $ 2,590   $ 2,236
Income taxes, net of refunds                               1,887     3,027


(The accompanying notes are an integral part of these statements.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995

Note 1:	The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six-month period ended March 31, 1995 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1994.


Note 2:  Long-Term Debt at March 31, 1995:

                                            Amount Due
                                             Within
         Issue                               One Year           Total
         -----                              ----------         -------
         9.21% Debentures, Series C,
          due 11/15/11                      $    -          $25,000,000
         8 3/4% Debentures, Series B,
          due 06/15/01                       2,000,000       14,000,000
                                             ---------       ----------
         Long-Term Debt                     $2,000,000      $39,000,000
                                             =========       ==========

Note 3: During the six months ended March 31, 1995, the Comany received additional supplier refunds from Transco and Columbia of $1,760,080. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural
Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At March 31, 1995, $4,533,000 of temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated
February 8, 1993. On April 30, 1993 and October 19, 1994, respectively, the Company transferred $3.8 million and $6.6 million to the Expansion Fund administered by the Commission pursuant to the Order. At March 31, 1995, a total of $11.1 million is in the Expansion Fund amdinistered by the NCUC and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

Note 4: The Financial Accounting Standards (FASB) issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. The Company implemented this accounting standard during the quarter ended March 31, 1995. Total liability has been determined to be $266,952 which will be recorded during the remainder of fiscal 1995. The Company is requesting to include one-third of these costs in its annual cost of service contained in the General Rate Case filed with the North Carolina Utilities Commission on May 2, 1995.

                                  Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

(1) Material Changes in Financial Condition
    ---------------------------------------

    Current cash requirements are financed primarily through internally generated cash, the issue of new common stock through dividend reinvestment and employee stock plans and committed bank lines of credit totaling $40 million plus the cost of gas in storage. At March 31, 1995, loans totaling $20 million were outstanding under the lines of credit compared to $26 million outstanding at September 30, 1994.

    Construction spending was $14.3 million for the six months ended March
31, 1995 compared to $10.4 million for the same period in 1993. Construction expenditures for the remainder of the fiscal year 1995 are projected at $12.9 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1995. However, it is likely that the Company will issue long-term debt in calendar year 1995 to reduce the amount of short-term debt outstanding.


     The Company's business is seasonal in nature as fluctations in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). This seasonality is primarily the reason for a decrease in gas in storage and an increase in accounts receivable at March 31, 1995 as compared to September 30, 1995.

     Net cash provided by operating activities increased $7,279,000 for the six months ended March 31, 1995 as compared to the same period last year. This increase was primarily due to an increase in refunds payable to customers caused by the actual cost of gas being lower than the cost of gas underlying the Company's sales rates as gas prices have remained soft since the summer of 1994. The Company is required to defer the difference and refund the calculated amount to our customers through rate decrements.

    Net cash used in financing activities decreased $2,756,000 for the six months ended March 31, 1995 as compared to the same period last year. The primary reasons for this decrease were a reduction in short-term borrowing and an increase in dividends paid to stockholders.

(2)	Material Changes in Results of Operations

    Net income increased $320,000 in the three months period and decreased $56,000 and $1,025,000, respectively, for the six and twelve months period ended March 31, 1995 compared to the same periods last year. The primary reason for the increase in the three months period was growth in the Company's margin driven by a 5.1% increase in the customer base from 1994 to 1995. Affecting the decreases in the six and twelve months were (1) a decline in volumes sold to one customer who elected to buy power from an electric utility rather than using natural gas to generate power as it did in the 1994 periods; (2) increases in operating and maintenance expenses;
(3) higher depreciation expense; and (4) an increase in interest expense.


    Gross margin increased $751,000, and $51,000, respectively, for the three and six month periods ended March 31, 1995 as compared to the same periods last year. These increases in gross margin were caused by (1) customer growth which resulted in increased revenues from facilities charges, and (2) decreased commodity cost of gas that has the effect of increasing demand for natural gas, especially from price sensitive industrial customers leading to an increase in throughput volumes despite significantly warmer weather compared to the last year and 30-year averages.


     Gross margin decreased $1,044,000 for the twelve months period ended March 31, 1995 as compared to the same period last year due to a decline in volumes delivered to one customer for electric power generation and warmer weather resulting in reduced sales volumes to residential and commercial customers. Partially offsetting these decreases were the Weather Normalization Adjustment in the Company's rates, customer growth, and more competitive gas prices.

     The chart below compares the Company's throughput volumes by market segment in thousands of dekatherms (Mdt) for the three month, six month and twelve month periods:

                	THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT

                 3 Months             6  Months             12 Months
              ---------------       --------------       ---------------
              1995       1994       1995      1994       1995       1994
              ----       ----       ----      ----       ----       ----

Core Market
(Non-IST)    12,455     12,308      20,331   20,945     32,704     34,448

IST Customers
(those with #6
 of as
 alternative
 fuel)        2,990      2,705       7,074    6,008     14,748     13,211
             ------     ------      ------   ------     ------     ------
Total        15,445     15,013      27,405   26,953     47,452     47,659
             ======     ======      ======   ======     ======     ======

     The modest increase in the core market volumes for the three-month period was a result of customer growth offset primarily by reduced sales volumes to an electric utility and to residential and commercial customers due to warmer weather. Decreases in both the six and twelve-month periods were a direct result of a reduction in sales to the electric company mentioned above. Affecting all periods was a mix change to fewer sales volumes and more transportation. Changes in IST volumes have no impact on the Company's realized margin as the IST ratemaking mechanism stablizes margin at the level approved in the Company's last general rate case.

    The following table shows the throughput in terms of sales and transportation volumes:

                  THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                   3 Months             6  Months           12 Months
                 ------------        --------------       --------------
                 1995    1994        1995      1994       1995      1994
                 ----    ----        ----      ----       ----      ----
Sales           13,399  13,420      21,132    22,050     32,570    36,271

Transportation   2,046   1,593       6,273     4,903     14,882    11,388
                ------  ------      ------    ------     ------    ------
Total           15,445  15,013      27,405    26,953     47,452    47,659
                ======  ======      ======    ======     ======    ======

     Operating revenues decreased $10,102,000, $17,769,000, and $29,963,000, respectively, for the three, six and twelve months ended March 31, 1995. The primary factors causing the decrease in revenues were (1) a mix change to greater transportation volumes and lower sales volumes as shown in the table, "Throughput Volumes (Mdt) By Type of Service" above, and (2) a
significant decline in natural gas market prices.   The commodity cost of
gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is therefore, not incurred nor billed by the Company.

    Cost of gas decreased $10,853,000, $17,820,000, and $28,919,000, respectively, for the three month, six month and twelve month periods ended March 31, 1995 as compared to the same periods last year. The decreases for these periods were caused primarily by gas commodity price decreases of 49%, 43%, and 33%, respectively, for the three month, six month and twelve month periods. The change in mix to fewer sales volumes and more transportation volumes also reduced gas costs. Additionally, the Company executed capacity release transactions which reduced gas costs by $293,000, $795,000, and $1,936,000, respectively, for the three month, six month and twelve month periods ended March 31, 1995 compared to the same periods ended March 31, 1994.

     Operations and maintenance expenses increased $518,000, $548,000, and $1,070,000, respectively, for the three, six, and twelve month periods compared to the same periods last year. Affecting all periods were increased distribution operations expenses, higher wages and employee benefits, and higher costs associated with the addition of nearly 8,000 new customers from March 31, 1994 to March 31, 1995. However, warmer weather caused reductions in operating expenses of the Company's compressor and LNG storage facility that offset the increases in other expenses in the six-month period as compared to the three-month period. Affecting the six and twelve month periods were increased distribution operations expenses associated with customer growth as mentioned above and increased post retirement benefit expenses brought about by the adoption of FASB 106.

     Depreciation expenses increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

     General taxes decreased in all periods as compared to the same periods last year. The primary tax included in this category is the state gross receipts tax which is based on revenues and, therefore, it tracks the change in revenues.

     Income taxes increased $25,000 for the quarter as compared to the same period last year. This increase was caused by an increase in operating income partially offset by increased interest charges.

     Income taxes decreased $222,000 and $666,000, respectively, for the six and twelve months ended March 31, 1995 as compared to the same periods last year. Affecting both periods were increased interest charges. The twelve-month period was also affected by a decrease in operating income primarily related to decreased gross margin.

     Utility interest charges increased $206,000, $218,000, and $111,000, respectively, for the three, six, and twelve months ended March 31, 1995 as
compared to the same periods last year.   All periods were affected by an
increase in net refunds payable to customers (which carry a NCUC-mandated
10% interest rate) compared to the same periods last year and higher interest rates on short-term borrowing partially offset by increased allowance for funds used during construction (AFUDC) due to more construction work in progress for system strengthening and expansion projects. The six and twelve months periods were affected by decreases in interest on long-term debt due to sinking fund payments.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        	None.


Item 2.  Changes in the Rights of the Company's Security Holders

        	None.


Item 3.  Default Upon Senior Securities

        	None.


Item 4.  Submission of Matters to a Vote of Security Holders

        	None.


Item 5.  Other Information

         On May 2, 1995, the Company filed for approval of a general rate increase that would generate additional revenues to the Company of approximately $4.6 million per year. The Company anticipates the hearing on this request to be held in the fall. The new rates, if approved, will become effective early in the 1995-1996 winter period.

         In 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of a possible environmental contamination arising from the site of a former manufactured gas facility in Kinston, North Carolina. The Company retained an environmental services consulting firm which has estimated the costs of investigation and remediation based on its work to date to be between $1.4 million and $2.8 million over a four-to-six year period. The Company believes that any appreciable costs not previously provided for will be recovered from third parties, including liability insurance carriers, or in natural gas rates.

     The Company also owns another site of a former manufactured gas plant in New Bern, North Carolina, and was a previous owner of three small former manufactured gas plant sites on which no significant problems have arisen.

     The Company does not anticipate that any environmental contamination will have any adverse impact on the Company's financial position, result of operation and net cash flows.


Item 6.  Exhibits and Reports on Form 8-K

        	(a)	Exhibits

	           	27	Financial Data Schedule


        	(b)	Reports on Form 8-K

           		None.

                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTH CAROLINA NATURAL GAS CORPORATION
                                 --------------------------------------
                                               (Registrant)



Date:  May 15, 1995              /s/ Gerald A. Teele
                                 --------------------------------------
                                 Gerald A. Teele
                                 Senior Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Date:  May 15, 1995              /s/ Charles W. Siska, Jr.
                                 --------------------------------------
                                 Charles W. Siska, Jr.
                                 Controller
                                 (Principal Accounting Officer)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                              INDEX  OF  EXHIBITS


     The following exhibit is filed as part of this Form 10-Q for the period ended March 31, 1995.



      Exhibit
      Number
      -------

         27      	-	      Financial Data Schedule