Form 10-Q
period 1995-06-30
NORTH CAROLINA NATURAL GAS CORP
filed 1995-08-15
CIK 72596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)
         [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1995
                                       OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ...............to ..............

                            Commission file number  0-82

                     NORTH CAROLINA NATURAL GAS CORPORATION
                     --------------------------------------
            (Exact name of registrant as specified in its charter)

       DELAWARE                                              56-0646235
    -----------------                                     ----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

              150 Rowan Street, Fayetteville, North Carolina  28301-4993
              ----------------------------------------------------------
                      (Address of principal executive offices)
                                   (Zip Code)

                                (910)  483-0315
                                ---------------
                 (Registrant's telephone number, including area code) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [ X ]    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                            6,450,963
-----------------------------                            -------------------
          Class                                          Number of Shares

                            PART I - FINANCIAL INFORMATION

                            Item 1.  Financial Statements


                 NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES


                    Condensed Consolidated Balance Sheets (Unaudited)
                                    (in thousands)

                                       ASSETS


                                                 June 30,  September 30,
                                                   1995        1994
                                                 --------  ------------

Gas Utility Plant                                $261,987     $243,877
Less-Accumulated Depreciation and Amortization    (84,635)     (79,034)
                                                  -------      -------
Utility Plant, net                                177,352      164,843
                                                  -------      -------

Nonutility Property                                 5,563        5,285
Less-Accumulated Depreciation                      (2,512)      (2,417)
                                                  -------      -------
Nonutility Plant, net                               3,051        2,868
                                                  -------      -------
Current Assets:
  Cash                                                708          158
  Restricted Temporary Cash Investments             4,581        9,282
  Accounts Receivable, Less Reserve                13,164       11,795
  Recoverable Purchased Gas Costs                     -          1,505
  Inventories, at Average Cost -
    Gas in Storage                                  4,962        8,091
    Materials, Supplies & Merchandise               3,772        4,049
  Deferred Gas Cost-Unbilled Volumes                  578          473
  Other Current Assets                                373          387
                                                  -------      -------
  Total Current Assets                             28,138       35,740
                                                  -------      -------

Investment in Exploration Ventures                     88           90
Deferred Charges and Other Assets                   2,082        1,546
                                                  -------      -------

Total Assets                                     $210,711     $205,087
                                                  =======      =======



(The accompanying notes are an integral part of these balance sheets.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                           	CAPITALIZATION AND LIABILITIES


                                                   June 30,  September 30,
                                                     1995        1994
                                                   --------  -------------
Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50;
  Shares Outstanding 06/30/95, 6,451;
  09/30/94, 6,367                                   $16,127       $15,916
  Capital in Excess of Par Value                     27,031        25,499
  Retained Earnings                                  50,609        44,984
                                                    -------       -------
  Total Stockholders' Investment                     93,767        86,399
                                                    -------       -------

  Long-Term Debt                                     35,000        37,000
                                                    -------       -------
Total Capitalization                                128,767       123,399
                                                    -------       -------

Current Liabilities:
 Current Maturities of Long-Term Debt                 2,000         2,000
 Notes Payable                                       19,000        26,000
 Accounts Payable                                    15,102         9,675
 Restricted Supplier Refunds                          4,581         9,282
 Refunds Payable to Customers                         3,858           -
 Taxes Payable                                        3,377         1,685
 Other Current Liabilities                            5,138         5,990
                                                    -------       -------
Total Current Liabilities                            53,056        54,632
                                                    -------       -------
Other Credits:
 Deferred Income Taxes                               19,766        18,279
 Unamortized Investment Tax Credits                   2,970         3,122
 Regulatory Liability Related to Income Taxes         3,716         3,923
 Postretirement Benefit Liability (FAS 106)           1,189           634
 Other                                                1,247         1,098
                                                    -------       -------
Total Other Credits                                  28,888        27,056
                                                    -------       -------

Total Capitalization and Liabilities               $210,711      $205,087
                                                    =======       =======



(The accompanying notes are an integral part of these balance sheets.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Income (Unaudited)

                 For the Three Months Ended June 30, 1995 and 1994
                      (in thousands except per share amounts)


                                                       1995        1994
                                                     -------     -------

Operating Revenues                                   $34,271     $29,523
Cost of Gas                                           23,358      20,259
                                                      ------      ------
Gross Margin                                          10,913       9,264
                                                      ------      ------

Operating Expenses and Taxes:
 Operations and Maintenance                            5,293       4,594
 Depreciation                                          2,039       1,860
 General Taxes                                         1,749       1,571
 Income Taxes                                            308          90
                                                      ------      ------
Total Operating Expenses and Taxes                     9,389       8,115
                                                      ------      ------

Operating Income                                       1,524       1,149

Other Income (Loss), Net                                 (79)        (20)

Utility Interest Charges                               1,006       1,001
                                                      ------      ------

Net Income                                              $439        $128
                                                      ======      ======

Average Common Shares Outstanding                      6,418       6,341
                                                      ======      ======

Earnings Per Share                                     $0.07       $0.02
                                                      ======      ======

Dividends Declared Per Share                          $0.305       $0.29
                                                      ======      ======


(The accompanying notes are an integral part of these statements.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Income (Unaudited)

                   For the Nine Months Ended June 30, 1995 and 1994
                       (in thousands except per share amounts)

                                                         1995        1994
                                                         ----        ----
Operating Revenues                                     $121,199    $134,220
Cost of Gas                                              74,019      88,740
                                                        -------     -------
Gross Margin                                             47,180      45,480
                                                        -------     -------
Operating Expenses and Taxes:
 Operations and Maintenance                              15,642      14,393
 Depreciation                                             5,971       5,487
 General Taxes                                            5,715       6,137
 Income Taxes                                             6,203       6,207
                                                        -------     -------
Total Operating Expenses and Taxes                       33,531      32,224
                                                        -------     -------

Operating Income                                         13,649      13,256

Other Income, Net                                         1,015         930

Utility Interest Charges                                  3,287       3,064
                                                        -------     -------
Net Income                                              $11,377     $11,122
                                                        =======     =======
Average Common Shares Outstanding                         6,394       6,323
                                                        =======     =======

Earnings Per Share                                        $1.78       $1.76
                                                        =======     =======

Dividends Declared Per Share                              $0.90       $0.85
                                                        =======     =======




(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended June 30, 1995 and 1994
                   (in thousands except per share amounts)

                                                         1995       1994
                                                         ----       ----

Operating Revenues                                     $147,316   $163,415
Cost of Gas                                              90,519    108,063
                                                        -------    -------
Gross Margin                                             56,797     55,352
                                                        -------    -------
Operating Expenses and Taxes:
 Operations and Maintenance                              20,726     18,927
 Depreciation                                             7,858      7,253
 General Taxes                                            7,102      7,606
 Income Taxes                                             6,314      6,555
                                                        -------    -------
Total Operating Expenses and Taxes                       42,000     40,341
                                                        -------    -------
Operating Income                                         14,797     15,011

Other Income, Net                                           887        628

Utility Interest Charges                                  4,279      4,093
                                                        -------    -------
Net Income                                              $11,405    $11,546
                                                        =======    =======

Average Common Shares Outstanding                         6,384      6,315
                                                        =======    =======

Earnings Per Share                                        $1.79      $1.83
                                                        =======    =======

Dividends Declared Per Share                              $1.19      $1.12
                                                        =======    =======


(The accompanying notes are an integral part of these statements.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES


              Condensed Consolidated Statements of Cash Flows (Unaudited)


                  For the Nine Months Ended June 30, 1995 and 1994
                                 (in thousands)


                                                            1995      1994
                                                            ----      ----
Cash Flows From Operating Activities:
 Net Income                                               $11,377    $11,122
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                            5,999      5,735
   Change in deferred income taxes and
    deferred investment tax credits, net                    1,130        575
   Change in other current assets and liabilities          13,457      5,126
   Change in accural for FAS 106 and FAS 112 costs            722        363
   Other                                                      (19)       (81)
                                                           ------     ------
Net cash provided by operating activities                  32,666     22,840
                                                           ------     ------
Cash Flows From Investing Activities:
 Property additions                                       (18,943)   (16,095)
 Proceeds from sale of property                               -        1,076
 Other, net                                                  (164)      (154)
                                                           ------     ------
Net cash used in investing activities                     (19,107)   (15,173)
                                                           ------     ------
Cash Flows From Financing Activities:
 Decrease in notes payable                                 (7,000)    (1,400)
 Retirement of long-term debt                              (2,000)    (2,000)
 Cash dividends paid                                       (5,752)    (5,374)
 Issuance of common stock through dividend
  reinvestment and employee stock purchase plans            1,743      1,195
                                                           ------     ------
Net cash used in financing activities                     (13,009)    (7,579)
                                                           ------     ------
Net increase in cash and temporary cash investments           550         88
Cash and temporary cash investments, beginning of period      158      1,592
                                                           ------     ------
Cash and temporary cash investments, end of period           $708     $1,680
                                                           ======     ======

Interest, net of amounts capitalized                       $4,290     $3,933
Income taxes, net of refunds                                3,367      4,622


(The accompanying notes are an integral part of these statements.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1995

Note 1:	The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the nine-month period ended June 30, 1995 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1994.


Note 2:	Long-Term Debt at  June 30, 1995:
                                             Amount Due
                                               Within
        Issue                                 One Year         Total
        -----                                ----------       -------

        9.21% Debentures, Series C,
         due 11/15/11                       $     -         $25,000,000
        8 3/4% Debentures, Series B,
         due 06/15/01                         2,000,000      12,000,000
                                             ----------      ----------
        Long-Term Debt                      $ 2,000,000     $37,000,000
                                             ==========      ==========

Note 3:	During the nine months ended June 30, 1995, the Company received additional supplier refunds of $1,762,750 from Transco and Columbia. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At June 30, 1995, $4,581,000 of temporary cash investments are restricted for transfer to the Expansion

Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993 and October 19, 1994, respectively, the Company transferred $3.8 million and $6.6 million to the Expansion Fund administered by the Commission pursuant to the Order. At June 30, 1995, a total of $11.3 million is in the Expansion Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

                               Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	Material Changes in Financial Condition

    Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment and employee stock purchase plans and committed bank lines of credit totaling $40 million plus the cost of gas in storage. At June 30, 1995, loans totaling $19 million were outstanding under the lines of credit compared to $26 million outstanding at September 30, 1994.

    Construction spending was $18.9 million for the nine months ended June 30, 1995, compared to $16.0 million for the same period in 1994. Construction expenditures for the remainder of the fiscal year 1995 are projected at $6 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1995. However, the Company plans to issue $30 million of long-term debt in November 1995 to reduce the amount of short-term debt then outstanding and to provide funds for the fiscal year 1996 construction program.

    Net cash provided by operating activities increased $9,826,000 for the nine months ended June 30, 1995, as compared to the same period last year. This increase was primarily due to an increase in refunds payable to customers caused by the actual cost of gas being lower than the cost of gas underlying the Company's sales rates as gas prices have declined significantly during the late winter and spring of 1995. The Company is required to accrue the difference and refund such overcollections to customers through rate decrements or direct refunds.

    Net cash used in financing activities decreased $5,430,000 for the nine months ended June 30, 1995, as compared to the same period last year. The primary reasons for this decrease were (1) a reduction in short-term borrowing, and (2) an increase in dividends paid to stockholders, offset somewhat by the exercise of stock options by certain officers.


 (2)	Material Changes in Results of Operations

     Three significant factors had a favorable impact on results of operations for the quarter ended June 30, 1995, compared to the same quarter a year earlier. These factors were (1) a continuation of the low commodity prices of natural gas; (2) a 5.7% increase in the customer base; and (3) a large industrial customer using natural gas to generate electricity added another turbine generator which increased its average daily load by almost 5,000 dekatherms (dt) per day. The continued low commodity gas prices, coupled with oil prices that were generally higher than last year's prices, enabled the Company to increase its market share in the price sensitive, dual-fueled industrial market. Natural gas commodity prices were, on average, 17% less during the 1995 quarter compared to prices in effect during the 1994 quarter.

     Because of these favorable market conditions and continued strong growth, the Company's gross margin increased $1.65 million, operating income increased $375,000 and net income increased $311,000 in the quarter ended June 30, 1995, compared to the 1994 quarter.

     Net income increased by only $255,000 in the nine month period ended June 30, 1995, and it decreased by $141,000 in the twelve month period compared to the same periods last year. While these periods also benefited from the same factors affecting the quarter, the results of operations for nine months and twelve months were unfavorably affected by a significant decline in volumes of gas delivered to another large customer (a municipal electric utility). That load loss is the primary reason why the gross margin increase for the twelve month period ended June 30, 1995, was only $1,445,000 compared to increases in gross margin of $1,649,000 and $1,700,000, respectively, for the three month and nine month periods.

     Throughput volumes for all three periods were higher than the same periods in the prior year. Even though winter weather was 22% warmer than normal and 17% warmer than 1994, overall throughput volumes increased because of (1) customer growth in excess of 5% for all periods; (2) the lower commodity gas prices which increased demand from the industrial market sector; (3) the increase in volumes beginning in April 1995 to one large industrial customer; and (4) more deliveries to interruptible customers during periods of warm weather during the winter essentially replaced the volumes that normally would have gone to the residential and commercial customers for space heating requirements if the weather had been colder. (The Company's Weather Normalization Adjustment factor in its rates largely offsets the margin impact of winter weather that is warmer or colder than normal.)

     The chart on the following page compares the Company's throughput volumes in thousands of dekatherms (Mdt) by market segment for the three month, nine month and twelve month periods:

                     THROUGHPUT VOLUMES (Mdt) BY MARKET SEGMENT

                      3 Months         9  Months         12 Months
                    ------------     -------------     -------------
                    1995    1994     1995     1994     1995     1994
                    ----    ----     ----     ----     ----     ----
Core Market
(Non-IST)           7,628   6,522   27,958   27,468   33,810   33,935

IST Customers
(those with #6
oil as alternative
fuel)               4,531   3,669   11,605    9,677   15,609   13,325
                   ------  ------   ------   ------   ------   ------
Total              12,159  10,191   39,563   37,145   49,419   47,260
                   ======  ======   ======   ======   ======   ======

     Core market volume increases, caused by customer growth and increased demand, for the three month and nine month periods resulted in additional margin for the Company. Changes in IST volumes have no impact on the Company's realized margin as the IST ratemaking mechanism stabilizes the Company's margin from IST customers at the level approved in the Company's last general rate case.

     The following table shows the throughput in terms of sales and transportation volumes:

                    THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                        3 Months         9 Months         12 Months
                    -------------     --------------    -------------
                    1995     1994     1995      1994    1995     1994
                    ----     ----     ----      ----    ----     ----

Sales               9,255    6,265   30,386    28,316  35,560   33,929

Transportation      2,904    3,926    9,177     8,829  13,859   13,331
                   ------   ------   ------    ------  ------   ------
Total              12,159   10,191   39,563    37,145  49,419   47,260
                   ======   ======   ======    ======  ======   ======

     The Company earns the same profit margin on transportation of customer-owned gas as it earns from sales transactions to those customers. However, changes in the mix of transportation and sales volumes can have significant impacts on operating revenues and cost of gas, because the commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred nor billed by the Company.

     Operating revenues increased $4,748,000 and cost of gas increased $3,099,000 for the quarter ended June 30, 1995, compared to the quarter ended June 30, 1994. Because of the much lower commodity gas prices that were in effect in mid-winter 1995, the Company filed an application, which the NCUC approved, to lower its sales rates significantly as of March 1, 1995. Not only did the rate decrease improve the Company's competitive position in all market segments, it also resulted in several transportation customers shifting back to sales service beginning in March and continuing through June 30, 1995. Accordingly, transportation volumes decreased 1,022,000 dt in the quarter while sales volumes increased 2,990,000 dt. The additional purchases required for system supply caused gas costs to increase approximately $5.3 million during the quarter. However, as average commodity prices were down 17% in the 1995 quarter compared to the 1994 quarter, gas costs declined approximately $2.8 million due to the lower prices for a net increase in commodity gas costs of $2.5 million. The remaining $600,000 increase in gas costs during the quarter was due primarily to the fact that capacity release credits were less in 1995 than 1994. So, operating revenues for the quarter ended June 30, 1995 increased (1) $3.2 million due to the net increase in gas costs and (2) $1.6 million in margin increases for reasons already mentioned, including a 5.7% increase in the customer base and a 5,000 dt per day increase in deliveries to one large industrial customer.

     Operating revenues decreased $13,021,000 and cost of gas decreased $14,721,000 for the nine months ended June 30, 1995, compared to the nine months ended June 30, 1994. The primary reason for these decreases was a 37% decrease in the average commodity cost of gas in the 1995 period compared to the 1994 period. Partially offsetting the price decrease were increases in gas purchased for system sales and additional revenues (i.e., margin) from the higher throughput volumes and growth in the customer base.

     Decreases in operating revenues and cost of gas for the twelve months ended June 30, 1995, compared to the twelve months ended June 30, 1994, were $16,099,000 and $17,544,000, respectively. As with the nine month period, the primary factor causing these decreases was lower commodity gas prices - an average of 34% over the twelve months. However, margin growth was adversely affected by the loss of load primarily during July - September, 1994, to the municipal electric utility.

     Operations and maintenance expenses increased $699,000, $1,249,000 and $1,799,000, respectively, for the three, nine and twelve month periods compared to the same periods last year. Affecting all periods were increases in employee compensation due to wage and salary rate increases and a net increase of three employees associated with the addition of nearly 7,000 customers from June 30, 1994 to June 30, 1995; related increases in employee benefits, especially post-retirement benefits and post-employment benefits brought about by the adoption of FAS 106 and FAS 112, respectively; and increased maintenance expenses on the pipeline rights-of-way due to the expansion of the Company's transmission pipeline system and the increasing age of the original pipeline. Partially offsetting the increased expenses for the nine month and twelve month periods were lower operating expenses - particularly compressor fuel and electricity for the LNG plant - associated with winter weather that was 17% warmer than the prior year.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth.

     General taxes increased in the three month period while decreasing in the nine and twelve month periods as compared to the same periods last year. The primary tax in this category is the state gross receipts tax which is based on revenues and, therefore, it tracks the change in revenues.

     Income taxes increased $218,000 for the quarter as compared to the same period last year. This increase was caused by an increase in operating income.

     Utility interest charges increased $5,000, $223,000, and $186,000, respectively, for the three, nine and twelve months ended June 30, 1995 as compared to the same periods last year. All periods were affected by an increase in short-term bank loans and higher interest rates on short-term borrowing partially offset by increased allowance for funds used during construction (AFUDC) due to more construction work in progress for system strengthening and expansion projects, and decreases in interest on long-term debt due to sinking fund payments. Affecting the nine and twelve month periods was an increase in net refunds payable to customers (which carry a NCUC-mandated 10% interest rate) compared to the same periods last year.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in the Rights of the Company's Security Holders

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         On May 2, 1995, the Company filed for approval of a general rate increase that would generate additional revenues to the Company of approximately $4.6 million per year. The hearings on this request have been scheduled to be held in October. The new rates, if approved, will become effective early in the 1995-1996 winter period.

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

       	The Company does not anticipate that any environmental contamination will have any adverse impact on the Company's financial position, results of operation and net cash flows.

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


                                   North Carolina Natural Gas Corporation
                                   --------------------------------------
                                               (Registrant)



Date:  August 14, 1995	           /s/ Gerald A. Teele
                       	          ------------------------------------
                                  Gerald A. Teele
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:  August 14, 1995            /s/ Charles W. Siska, Jr.
                                  ------------------------------------
                                  Charles W. Siska, Jr.
                                  Controller
                                  (Principal Accounting Officer)

               	NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                             	INDEX  OF  EXHIBITS


       The following exhibit is filed as part of this Form 10-Q for the period ended June 30, 1995.



       Exhibit
       Number
       -------
          27	    -	    Financial Data Schedule