Form 10-K
period 1995-09-30
NORTH CAROLINA NATURAL GAS CORP
filed 1995-12-22
CIK 72596

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1995
                                        OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from ...... to ......

                            Commission file number 0-82

                      NORTH CAROLINA NATURAL GAS CORPORATION
                (Exact name of registrant as specified in its charter)

             DELAWARE                  	         56-0646235
      -------------------------------            -------------------
      (State or other jurisdiction               (I.R.S. Employer
       incorporation or organization)            Identification No.)

              150 Rowan Street, Fayetteville, North Carolina  28301
              -----------------------------------------------------
                    (Address of principal executive offices)
                                 (Zip Code)

                               (910) 483-0315
                              ----------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  None

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
      Common stock, par value      New York Stock Exchange
      $2.50 per share

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant  at November 24, 1995 ..........$146,546,650

    Number of shares of Common Stock outstanding at
November 24, 1995 .................................................6,477,200

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement dated December 6, 1995 relating to the January 9, 1996 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report.

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                 FORM 10-K

                              ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE YEAR ENDED SEPTEMBER 30, 1995

                             TABLE OF CONTENTS

Item                                                        Page
----                                                        ----

                                   PART I.

 1.  Business                                                 1
     Executive Officers of the Registrant                    15
 2.  Properties                                              16
 3.  Legal Proceedings                                       16
 4.  Submission of Matters to a Vote of Security Holders     16

                                  PART II.

 5. 	Market for Registrant's Common Equity and
     Related Stockholder Matters                             17
 6.  Selected Financial Data                                 18
 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     19
 8.  Financial Statements, Notes and Supplementary Data      25
 9.  Changes in and Disagreements on Accounting and
     Financial Disclosure                                    43
10.  Management's Responsibility for Financial Statements    43

                                  PART III.

11.   Directors and Executive Officers of the Registrant     44
12.   Executive Compensation                                 44
13.   Security Ownership of Certain Beneficial Owners
      and Management                                         44
14.   Certain Relationships and Related Transactions         45

                                  PART IV.

15.   Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K                                    46
Report of Independent Public Accountants                     48
Signatures                                                   49
Index to Exhibits                                            50

                    NORTH CAROLINA NATURAL GAS CORPORATION

                                  PART I

Item 1.  Business
-----------------

General -

     North Carolina Natural Gas Corporation (Company), whose principal office is located at 15O Rowan Street, Fayetteville, North Carolina 28301, was incorporated in 1955 under the laws of the State of Delaware. It is engaged in the transmission and distribution of natural gas through approximately 1,032 miles of transmission pipeline and approximately 2,544 miles of distribution mains. Natural gas is sold under regulated rates to approximately 142,500 customers in 64 cities and towns and four municipal gas distribution systems in eastern and southcentral North Carolina.

     The Company purchases and transports natural gas under long-term contracts with Transcontinental Gas Pipe Line Corporation (Transco), Columbia Gas Transmission Corporation (Columbia) and several major oil and gas producers. Approximately 67% of NCNG's total available gas supply in 1995 was purchased under long-term contracts, in the spot market or with non-pipeline suppliers for system supply. The Company also serves propane gas to approximately 9,000 customers and sells gas appliances and home insulation services to gas customers and new home builders.

     NCNG Exploration Corporation (Exploration) was organized in 1974, Cape Fear Energy Corporation (Cape Fear) was organized in 1980 and another subsidiary, NCNG Energy Corporation (Energy), was organized in August 1995, all under the laws of North Carolina. Exploration and Cape Fear are primarily engaged in the purchase of natural gas for the Company's system supply and for sale to large industrial plants and the municipalities served by the Company of North Carolina regarding gas supply and pipeline projects affecting the entire state of North Carolina.

Financial Information About Industry Segments
---------------------------------------------

     The Company is engaged in principally one industry as described above and has no other reportable industry segments.

Narrative Description of Business
---------------------------------

General -

     The Company distributes natural gas to residential, commercial, industrial and municipal customers in a substantial portion of the southcentral and eastern sections of North Carolina. The population in the Company's franchised territory is approximately 2,004,000. Principal cities or towns served include Albemarle, Dunn, Fayetteville, Goldsboro, Greenville, Kinston, Lumberton, New Bern, Monroe, Roanoke Rapids, Rockingham, Rocky Mount, Smithfield/Selma, Southern Pines, Wilmington and Wilson.

     The Company's service area is attractive to industry due largely to good climate, favorable labor relations, responsible local and state government, good transportation, and the proximity of this area to major markets.

     Industrial activities in the service area are diverse. The Company serves customers engaged in the manufacture of brick and ceramics, chemicals, fertilizers, glass, nuclear fuels, textiles, brick, plywood and other wood products, and in the processing of aluminum and other metals, tobacco, rubber, dairy and food products. The Company also provides natural gas service to three large military bases and two electric utilities.

     Following is a summary of operating revenues (in 000's) by major customer classification for the years 1991 through 1995:

                                1991     1992     1993     1994     1995
                                ----     ----     ----     ----     ----

Residential & Commercial     $ 46,023 $ 47,534 $ 57,163 $ 58,748 $ 51,841
Municipalities for Resale      16,236   21,448   22,312   23,471   20,189
Industrial/electric power
 generation                    64,342   81,528   93,670   78,118   73,643
                              -------  -------  -------  -------  -------
Total Operating Revenues     $126,601 $150,510 $173,145 $160,337 $145,673
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


     Operating revenues increased to $173.1 million in 1993 from $150.5 million in 1992 due to a combination of factors, primarily the increase in the customer base and total throughput, increased gas costs passed on to customers and a full year's impact of the general rate increase.

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

     Operating revenues declined to $145.7 million in 1995 from $160.3 million in 1994 primarily due to a reduction in gas costs. The average commodity cost of gas declined to an average of $1.68 per Dt from $2.21 per Dt in 1994. However, increased throughput, together with customer growth which provided additional facilities charges, somewhat offset the decline in revenues related to lower gas costs.


Natural gas supply -

     During 1995, the Company received 8,817,415 Dt of natural gas under its firm sales contract with Transco. It purchased 26,884,470 Dt in the spot market or from other non-traditional sources, including long-term contracts with seven major producers and two national natural gas marketers. The

Company also transported 17,353,172 Dt of customer-owned gas in 1995. The outlook for natural gas supplies in the Company's service area remains favorable as both Transco and Columbia are "open access" pipelines, and the Company has many sources of gas, available on a firm basis. Nationally, gas supplies are plentiful and no supply curtailments are anticipated, although pipeline capacity along the east coast of the U.S.A. is expected to be tight if winter weather is colder than normal.

     See Page 12 of this report for additional information regarding federal regulation of interstate pipelines.

     The following table summarizes the supply sources which are under contract or otherwise available to the Company as of November 1, 1995:
                                                   Maximum 	    Contract
                                  Daily            Annual       Expiration
                             Deliverability (a)    Quantity (a) Date
                             ------------------    ------------ ----------
                                  (DT)               (DT)
Transco-
 Firm Transportation (FT)         145,935 (b)      53,266,275     2013
 Firm Sales (FS)                   55,935          20,416,275     2001
 General Storage (GSS)              2,070             103,500     2013 (c)
 Washington Storage (WSS)          32,154 (d)       2,734,180     1998
 Liquefied Gas Storage (LG-A)       5,320              26,600     1991 (g)
 Southern Expansion (FT)           16,871 (e)       2,444,553     2005
 Eminence Storage (ESS)            39,373 (h)         316,914     2013

Columbia Gas Transmission-
 Firm Transportation (FT)          19,801 (b)       7,227,365     2004
 Firm Storage Service (FSS)         5,199             223,238     2004

Amerada Hess-
 Firm Sales                        15,000 (f)       3,732,750     2004

Enron Gas Marketing-
 Firm Sales                        15,500 (f)       2,340,500     1998

Exxon Company, U.S.A.-
 Firm Sales                        14,889 (f)       5,434,485     2003

Mobil Natural Gas, Inc.-
 Firm Sales                        24,889 (f)       9,084,485     1997

Natural Gas Clearinghouse-
 Firm Sales                         9,967 (f)       1,505,017     1999

Texaco-
 Firm Sales                         5,000 (f)       1,825,000     1996

Texaco-
 Firm Sales                        12,500 (f)       2,957,500     1997

Union Pacific-
 Firm Sales                         9,400 (f)       2,489,400     1996

Chevron                             9,621 (f)       3,511,665     1998

Vastar (Arco)                      10,000 (f)       1,510,000     1998

LNG Plant (Company owned)          80,000 (i)       1,000,000     N/A

(a) Quantities are shown in dekatherms (Dt) (one Dt equals 1,000,000 Btu
    or one Mcf at 1000 Btu/cu. 		ft.)  and are based on current heating
    values used by Transco, Columbia and the Company.

(b)  Firm Transportation (FT) contracts are for pipeline capacity only.
     The Company is responsible for	acquiring its own gas supplies to be
     transported on a firm basis under the FT contracts. Gas supplies are available under Transco's FS Agreement, other long-term agreements
     (see (f) below),	multi-month term agreements or one-month agreements
     for supplies purchased in the spot market.

(c)  The Company  entered into a  contract with Transco in 1994 which
     expires on March 31, 2013 for 	56,267 dekatherms of General Storage
     Service provided under Transco's agreements with 	Consolidated Natural
     Gas Transmission Corporation (CNG). The Company anticipates that Transco will continue to provide the balance of the Company's service entitlement under its Rate Schedule GSS tariff pending new agreements
     between Transco and other storage operators utilized by 	Transco to
     provide General Storage Service

(d) Washington Storage volumes may be withdrawn to the extent that the basic contract gas from Transco or other suppliers is unavailable on any day or if the Company elects to take such gas instead of other supplies.

(e)  Winter months only (November through March).

(f) 	The Amerada Hess, Enron, Exxon, Mobil, Natural Gas Clearinghouse,
     Texaco, Chevron, Vastar 	(Arco) and Union Pacific contracts are for
     gas supply only - no pipeline capacity is included. 	Supplies
     purchased from these suppliers flow on the Company's FT contracts
     with Transco and 	Columbia (see (b) above).

(g) The primary term of the Company's contract with Transco for LG-A storage service expired on October 31, 1991. The Company anticipates
     that Transco will continue to provide this service under 	its Rate
     Schedule LG-A tariff.

(h) Transco salt dome storage capacity allocated to customers of Transco FS sales service by mandate of FERC Order 636. Transco will continue to schedule injections and withdrawalws of gas from this storage capacity under agency agreements with the Company and the other FS sales service customers.

(i) The deliverability away from the LNG Plant is limited by the Company's pipeline capacity. The Company is currently in the second year of a four-year project to increase the LNG output to 120,000 Mcf/day.

     In addition to its basic year-round firm transportation (FT) contract with Transco providing 145,935 Dt per day, the Company has approximately 17,000 Dt per day of additional winter season FT capacity from Transco's Southern Expansion. The Company has also converted 100% of its original Columbia sales contract to a combination of firm transportation and firm storage service under Columbia's November 1, 1993 service restructuring mandated by the Federal Energy Regulatory Commission's Order
636. The FT contracts enable the Company to acquire gas directly from producers or other natural gas marketers and have the gas transported on a firm basis at delivered costs that reflect the market price of natural gas in any month. Many of the Company's industrial and large commercial customers have the capability to burn a fuel other than natural gas, and these customers will generally switch from gas when it costs more than the alternative fuel (primarily residual oil, distillate oil or propane).
Some of these same customers prefer to acquire their own gas supplies and the Company works with each pipeline and the customers to arrange transportation service for them when possible. End-user transportation volumes increased 29.5% in 1995 from 1994 due primarily to favorable spot market gas prices available to those customers during the summer period (April - October) and the relatively high price of oil during the 1995 summer which enabled many large customers to save money on energy costs by transporting gas rather than purchasing gas from the Company on negotiated rates that would have matched their oil prices. The Company's primary objectives are to secure adequate and reliable gas supplies on reasonable terms and conditions consistent with its obligation to provide service to its customers at the lowest reasonable cost. Spot market purchases will continue to be utilized primarily in the off-peak months (generally March through November) when such transactions offer economic savings compared to other firm purchase options.

     As of November 1, 1995, the Company had entered into long-term gas supply contracts with major producers of national natural gas marketers for firm supplies in the winter season totaling 126,767 Dt/day on Transco and Columbia. Additionally, the Company has a firm sales contract with Transco to provide gas supplies of 55,935 Dt/day which the Company uses as its primary "swing" supply to accomodate changes in the level of demand on its system.

     The Company has a liquefied natural gas (LNG) storage plant which provides 80,000 dekatherms per day to the Company's peak-day delivery capability.

Franchises -

     The Company holds a certificate of public convenience and necessity granted by the North Carolina Utilities Commission (NCUC) to provide service to the area now being served. Under North Carolina law, ues, margin and earnings.

     The Company has nonexclusive franchises from 50 municipalities in which it distributes natural gas and four municipalities to which the Company sells or transports gas for resale. The expiration dates of those franchsies which have specific expiration provisions are from 1999 to 2015. The franchises are substantially uniform in nature. They contain no restrictions of a materially burdensome nature and are adequate for the Company's business as presently and as now proposed to be conducted. The Company, in addition, serves 14 communities from which no franchsies are required.

Seasonal nature of business -

     The Company's business is seasonal in nature. Cold weather affects customer demand in high priority markets and generally results in greater earnings during the winter months. However, the Company's deliveries to high load factor industrial customers, together with summer season deliveries for agricultural crop drying and electricity generation, help to minimize quarterly variations in throughput volumes and earnings. In 1991, however, the seasonal fluctuation in earnings became more pronounced due to the increase in pipeline fixed charges. In the Company's December 1991 general rate Order, seasonal rates were adopted, having the effect of increasing winter period margins and reducing summer period margins compared to the rates previously in effect, further increasing the seasonal variation in revenues and earnings. Also, in the Company's October 1995 general rate Order, residential and commercial rates were increased while industrial rates were decreased, thus further increasing the seasonal variation in revenues, margin and earnings.

     The Company normally injects gas into storage during periods of warm weather and withdraws it during periods of cold weather. The storage and various other contracts as shown on Pages 6 and 7 provide adequate daily supply to meet the Company's peak day requirements.

     Short-term debt is used for the seasonal financing of stored gas inventories and for the Company's ongoing construction program prior to obtaining long-term financing. These loans, either conventional notes or bankers' acceptances, are normally repaid from the funds generated by the winter sale of the stored gas. At September 30, 1995, $27.0 million in short-term debt financing that closed on November 10, 1995, the short-term debt for 1995 was reclassified as long-term debt on the balance sheet.


Nonutility Businesses -

     Exploration was formed in 1974 when the NCUC approved and authorized customer participation in four Exploratin and development programs. Effective June 7, 1995, the Company and the other three natural gas distribution utilities in North Carolina sold their combined interests in all of the Exploration and development programs in which Exploration was involved. Exploration's share of the net proceeds was $615,000, of which $144,500 was deposited in an escrow account to remain utnil December 31, 1995 to cover any potential claims presented by the buyers. Exploration recognized a pretax gain of $58,000 (shareholders' portion) on the sale, excluding the amount held in escrow. Approximatley 75% of the net proceeds from the sale, along with net revenues and expenses of the programs prior to the sale, will be considered in the final amounts due to or from customers under these programs. As of September 30, 1995, no claims had been presented and the $144,500 escrow deposit was still intact. In 1995, NCNG Exploration began marketing natural gas and sold 487,000 DT of off system which produced a profit margin of $88,000.


     Cape Fear was fromed in fiscal 1980 to make investments without customer participation in future Exploration and drilling programs.
Cape Fear has no material remaining commitments but will make some minor additional investment for development of successful prospects. The Company's current activities relate primarily to marketing of natual gas. In 1995, Cape Fear sold 8.6 million Dt of natural gas to NCNG customers and earned a profit margin of $173,000 on such sales.

     Energy was formed in fiscal year 1995 to work in partnership with several other companies regarding gas supply and pipeline projects. Energy has become a 5% equity owner in Pine Needle LNG Company, LLC which owns a site near Transco's main line north of Greensboro, North Carolina, and plans to build and operate a 4-Bcf liquefied natural gas (LNG) plant to be in service by the 1999-2000 winter heating season. Additionally, Energy and its partners in an attempt to organize another company called Cardinal Expansion Company, LLC which would take over an existing intrastate pipeline now owned by Piedmont and Public Service Company and then extend that pipeline from Burlington, North Carolina, to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina.


Regulations and rates -

     The Company is subject to regulation by the NCUC as to rates, service area, adequacy of service, safety standards, acquisition, extension and abandonment of facilities, accounting and issuance of securities. The Company operates only in the State of North Carolina and is not subject to Federal regulation as a "natural gas company" under the Natural Gas Act.

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4,205,000 in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc. (CUCA) and other intervenors in the rate case. The Order provides for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity nor the capital structure used to calculate revenue requirements. The
Order provides for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of serving the various customer classes. The Order establishes several new rate schedules, including an economic development rate to assist in attracting new industry to the Copmany's service area and a rate to provide stand-by, on-peak gas supply service to industrial customers whose gas service would otherwise be interrupted.


     Also as part of the October 27, 1995 rate Order, the NCUC approved:

     - Continuation of the Weather Normalization Adjustment (WNA) mechanism originally approved in 1991 (see below).
     - Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995 (see below). The PSVA, while narrower in scope than than the IST, protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an an alternative fuel while providing that all actual margins earned on deliveries of gas to such cusotmers shall be flowed through to all other customers.
     - An increase in depreciation rates for certain distribution plant.
       The increased depreciation rates account for approximately $750,000 of the $4.2 million annual revenue increase.
     - The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.

     The NCUC authorized a general rate increase for the Company effective December 6, 1991 providing $2.6 million in additional revenues, a 12.7% return on common equity, and approved the establishment of demand/commodity rates for six large, firm service customers; seasonal rate differentials for all customer classes; increases in facilities charges and reconnection fees for residential and commercial customers; and the establishment of a WNA Rider.

     The WNA benefits both the Company and its space heating customers by reducing large swings in customers' bills and Company revenues due to fluctuations in winter weather. This WNA Rider increases margins to the

Company on its temperature sensitive load during warmer than normal winter weather and decreases the margin during colder than normal weather. During 1995, the WNA Rider provided $1,746,000 in revenues to offset lower volume gas sales to temperature sensitive customers due to 15% warmer than than normal weather.


     The Company's rate tariff for fiscal 1995 contained an IST Rider. The purpose of the IST is to stabilize the Company's margin (difference between revenues and purchased gas cost) earned from sales or transportation to interruptible industrial customers who use heavy fuel oil as an alternative fuel. To the extent that actual margins realized from sales or transportation to such customers exceed, or are less than, the margins included in the Company's 1991 general rate case for IST volumes, refunds payable or additional receivables are recorded. The actual margin earned from IST deliveries were more than the base period margin by $1,420,000 in 1995 and less than the base period margin by $3,940,000 in 1994.

     The NCUC, in a general rulemaking proceeding, revised its Purchased Gas Adjustment (PGA) procedures in April 1992. The revised procedures continue to allow the Company to recover all of its prudently incurred gas costs, but such procedures provide for several significant changes which include: (1) the establishment of a benchmark commodity cost of gas which represents the Company's estimate of the actual commodity cost of gas from all suppliers that it will incur in a future period; (2) the recovery of 100% of prudently incurred fixed costs of pipeline capacity and storage costs, including costs of any new capacity added since the last general rate case; (3) the notice period for requesting PGA rate changes was reduced to 14 days from 30 days; (4) the establishment of a tariff provision which allows the Company to recover margin losses from negotiated rates to non-IST large commercial and industrial customers;
(5) a true-up of fixed gas costs recvoered from the Company's customers;
(6) a true-up of the Company's lost, unaccounted for and Company use volume compared to such volumes included in the last general rate case; and (7) an annual review of the Company's gas costs, including the prudence thereof, by the Public Staff of the NCUC and a hearing before the NCUC. The Company's third annual review of its gas costs for the 11 months ended October 31, 1994 was held in April 1995. The NCUC found the Company's gas costs and gas purchasing practices to be prudent, as it had for the first two annual reviews in 1993 and 1994.


     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Camp Lejuene Marine Base in Jacksonville, North Carolina. The project, estimated to be completed in 1997, will bring the first natural gas service to Duplin and Onslow counties. The Company estimates that the total cost of the project to construct 16 miles of 10" transmission pipeline and 55 miles of 8" transmission pipeline, together with limited distribution systems in Faison an Kenansville in Duplin County and Jacksonville and Campe Lejeune in Onslow County, will be approximately $18.8 million. The Expansion Fund will provide $12.4 million based on the economic feasibility analysis approved by the NCUC.

     In August 1995, the Company filed with the NCUC its third annual true-up of lost, unaccounted for and company use volumes for 12 months ended June 30, 1995. Because such volumes exceeded the base period amounts included in the 1991 general rate case, the Company recouped $1,235,000 in 1995 from the true-up by charging that amount to the deferred gas cost account for future recovery in rates from customers.

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

     Another significant aspect of Order 636 is capacity release and assignment. To manage its supply portfolio most effectively and also to permit its large customers and independent marketers selling gas to end users on the NCNG system to obtain access to firm capacity on Transco, the Company entered into several agreements which permit end-use customers or marketers access to the Company's firm transportation on Transco while paying NCNG a fee for the use of its capacity. While Order 636 transfers the risk of gas supply management from the pipeline to the local distribution company such as NCNG, the Company has been working in such an environment for several years, and has carefully planned for the full implementation of Order 636. In July 1994, the NCUC isued a rulemaking order in which it required that all natural gas utilities flow through to customers 90% of the net compensation received for capacity release and similar transactions while retaining 10% of such compensation. The Company has been accounting for such transactions in accordance with the 90/10 sharing mechanism pursuant to a previous Commission Order issued in 1993. In 1995, the Company received a total of $1.3 million for fixed gas cost mitigation from capacity release transactions compared to $1.1 million in 1994.


     Both of the Company's interstate pipeline suppliers, Transco and Columbia, have ongoing rate and certificate matters under jurisdiction of the Federal Energy Regulatory Commission (FERC). In addition, Columbia has been operating in bankruptcy since July 1991 but is expected to emerge from bankruptcy by December 31, 1995. The Company does not expect that any regulatory decisions or court orders will have a material impact on its financial position or results of operations because all prudently incurred gas costs, including interstate pipeline capacity and storage service costs, are eligible for immediate recovery from the Company's customers, and refunds from interstate pipelines must be transferred to the Expansion Fund or directly refunded to the Company's cusotmers.



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

     During 1995, approximately 68% of total throughput on the Company's system was to customers having alternative fuel usage capabilities under interruptible rates. However, the Company's tariffs allow it to negotiate rates lower than the filed tariff rates and recover the lost margin from core market customers to keep industrial customers from leaving the system when the price of their alternative fuel is lower than the gas tariff rate. The PSVA requires that all margins earned from the eight PSVA customers must be flowed through to all other customers. Although the Company has benefited from the favorable spread between the prices of both No. 2 fuel oil and propane compared to natural gas and has remained competitive in nearly all instances with No. 6 fuel oil, the market could be affected by volatility in the price of fuel oil as well as increases in the price of natural gas.


Environmental matters -

     The Company is subject to regulation with regard to environmental matters by various Federal, state and local authorities. During fiscal year 1991, the North Carolina Department of Environment, Health and Natural

Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant (MGP). The Company retained an environmental services consulting firm which has estimated the costs of investigation and remediation of this site based on its work to date to be between $1.4 million and $2.8 million over a four- to six-year period. The Company owns another site of a former MGP site in New Bern, North Carolina, and was the former owner of three other similar sites on which no significant environmental problems have arisen. The Company believes that any appreciable costs will be recovered from third parties, including liability insurance carriers, or in natural gas rates. In its October 17, 1995 rate Order, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.



Other -

     Effective October 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on a prospective basis. This statement requires accounting for these benefits on an accrual basis using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive the benefits. Prior to October 1, 1993, the Company accounted for these benefits on a cash basis consistent with the then current ratemaking treatment. The costs of such benefits charged to expense amount to $704,000 in 1995. The NCUC, in rate cases were Statement No. 106 accounting has been presented, has expressed its preference for the accrual basis of accounting and, accordingly, the NCUC approved the same in the Company's most recent general rate case decided October 27, 1995. The Company is not currently funding this plan.

     The FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. The Company adopted this standard in fiscal 1995 and it did not have a material impact on the financial statements. The NCUC in its October 27, 1995 rate Order allowed the recovery of these costs in rates over a three-year amortization period.

     Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". The adoption of Statement No. 109 resulted in cumulative adjustments to the balance sheet and had no effect on consolidated net income. As a result of Statement No. 109, the Company reduced accumulated deferred income taxes and recorded related regulatory assets and liabilities. The regulatory liability related to income taxes, net, is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     NCNG continued to grow the industrial market by attaching 31 new customers to its system in 1995. One of the largest is Mt. Olive Pickle Company based in Mount Olive, North Carolina. NCNG completed an expansion of its 8-inch pipeline approximately 13.5 miles to the town of Mount Olive in August 1995.


     Natural gas expansion funds were authorized for use by the North Carolina natural gas companies through legislation passed in 1991 by the North Carolina General Assembly, and an expansion fund for NCNG was approved by the NCUC in February 1993 to be funded initially by refunds the Company had received from its pipeline suppliers. As of September 30, 1995, the Company had remitted $10,440,000 of pipeline refunds and accrued interest to the expansion fund, and it has an additional amount of $4,785,000 in gas supplier refunds currently available for possible inclusion in the Company's expansion fund.

     During the next two years, the Company plans to expand its pipeline approximately 72 miles from Mount Olive through Duplin and Onslow counties to Jacksonville and the Camp Lejeune Marine Base. NCNG received NCUC approval for this project in August 1995, and preliminary work to acquire necessary permits and rights-of-way along the route is underway. Of the approximately $19 million in capital costs of this project, approximately $12.4 million will be provided by the Company's expansion fund administered the Commission. Duplin and Onslow counties presently have no natural gas service, and Jacksonville represents the second most populous area in NCNG's service territory. The Camp Lejeune Marine Base will be the largest customer of this pipeline extension. Limited distribution systems are planned for the towns of Warsaw, Kenansville, and Faison in Duplin County as well as the City of Jacksonville in Onslow County. The availablity of money from the expansion fund assures that this project will be profitable and will add value for NCNG's stockholders as NCNG's investment will be limited to only that portion that is economically feasible using net present value analysis techniques. The Duplin/Onslow project will be the first one funded by the expansion fund.

Employees -

     At September 30, 1995, the Company had 541 full time employees. Employee relations are good and the Company has not had any material work stoppage due to labor disagreements. The Company has a noncontributory Employee Retirement Plan for substantially all regular employees, provides a group life and extended hospital insurance program, and other employee benefits, including an employee stock purchase plan.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

                                                                 Date
                                                               Elected
Name and Age*                     Title                       An Officer
----------------------------  ------------------------        ----------

Calvin B. Wells               Chairman, President and           09/11/74
Age-59                        Chief Executive Officer
Gerald A. Teele               Senior Vice President, Treasurer  01/08/80
Age-51                        and Chief Financial Officer
James C. Buie                 Vice President-Computer Services  01/13/87
Age-48
Terrence D. Davis             Vice President-Operations and     01/07/91
Age-50                        Industrial Sales
Cecil C. Dew                  Vice President                    01/13/70
Age-65
Stuart B. Dixon               Vice President-Government         01/10/89
Age-58                        Relations
John M. Monaghan, Jr.         Vice President-Gas Supply         01/08/91
Age-43                        & Transportation
Louis L. Hanemann             Vice President-Human Resources    01/10/89
Age-47
E.J. Mercier, Jr.             Vice President-Computer Services  09/07/77
Age-57

____________________________

* As of December 1, 1995


     The executive officers of the Company are appointed annually by the Board of Directors immediately following the annual meeting of stockholders. The present term of all executive officers expires on January 9, 1996, the date of the next annual meeting of stockholders.

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

Item 2.  Properties
-------------------

     The Company owns approximately 1,032 miles of transmission pipelines of two to 16 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to the Company at various points conveniently located with respect to the Company's distribution area. Columbia delivers gas to one delivery point near the North Carolina-Virginia border. Gas is distributed by the Company through 2,544 miles of distribution mains. These trasmission pipelines and distribution are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

     During fiscal 1995, the Company invested approximately $22.6 million in new plant facilities. Approximately 7,000 natural gas and 500 propane residential and small commercial customers were added along with several new industrial customers. In fiscal 1986, the Company completed and placed in service a liquefied natural gas storage plant on its system to provide additional peak day gas supply for future growth in customer demand. The LNG plant enabled the Company to establish an all-time high peak-day send-out of 263,419 dektherms on February 8, 1995.

     As discussed elsewhere in this report, NCNG Exploration Corporation and Cape Fear Energy Corporation participated in several oil and gas Exploration and development programs for several years. The Company's interest in these oil and gas programs is not material to the Company's overall operations, and all of the Exploration properties have been sold.



Item 3.  Legal Procedures
-------------------------

     None, other than those related to issues before the North Carolina Utilities Commission and the North Carolina Department of Environment, Health and Natural Resources discussed above and in Note 10 to the Company's Consolidated Financial Statements for the year ended September 30, 1995, and other routine litigation incidental to the Company's business.



Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of NCNG's security holders during the three months ended September 30, 1995.

                                    PART II


Item 5.  Market for the Registrant's Common Equity
     	   and Related Stockholder Matters


     Principal market - The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol NCG).

     Approximate number of holders of common stock - The number of holders of record of the Company's common stock as of September 30, 1995: 5,028

     Stock price and dividend information -

     The table below presents the reported high and low common stock sale prices a long with cash dividends declared per share for each quarter of fiscal 1995 and 1994.

QUARTER	     Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30 June 30 Mar.31  Dec.31
ENDED         1995     1995    1995    1995     1994    1994    1994   1993
             -------- ------- ------- ------- -------- ------- ------- -------
COMMON STOCK
PRICES -
High         $22.25   $22.63  $23.38  $23.38   $24.00  $25.13   $27.38  $29.13
Low           20.50    20.88   20.75   19.75    22.00   22.63    24.25   24.88

Cash dividends
per share     $.305    $.305   $.305    $.29     $.29    $.29     $.29    $.27

     A quarterly dividend of $.305 per share was declared by the Board of Directors payable on December 15, 1995 to holders of record on December 1, 1995. Cash dividends have been paid on common shares every year since 1969 and the annual dividend rate has been increased each year since 1979.
Under terms of the Company's debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions.
At September 30, 1995, approximately $21,926,000 of the Company's retained earnings is unrestricted.

Item 6.  Selected Financial Data
--------------------------------

                                      Years Ended September 30
-----------------------------------------------------------------------------
                              1995      1994     1993      1992      1991
-----------------------------------------------------------------------------
                      (Amounts in Thousands Except Per Share Data)

Operating Revenues         $145,673   $160,337  $173,145  $150,510  $126,601
Gross Margin                 57,917     55,097    54,045    50,162    42,234
Net income                   11,809     11,150    10,977     9,697     7,014
Earnings per share (1)         1.84       1.76      1.84      1.79      1.31
Cash dividends declared
 per share (1)                1.205       1.14      1.06      .983      .923
Total assets               214,880     205,631   194,178   186,550   151,714
Net utility plant
 in service                178,796     164,843   152,543   144,412   127,205
Capital expenditures        22,581      20,756    15,469    23,773    21,200
Long-term debt              62,000      37,000    39,000    45,088    23,452
Common equity               92,778      86,399    80,944    57,413    51,967
Book value per share         14.32       13.57     12.85     10.54      9.65
Average number of
 common shares               6,410       6,331     5,981     5,414     5,362
Rate of return on
 year-end common equity     12.73%      12.91%    13.56%    16.89%    13.50%

(1) Prior period amounts have been restated to reflect a 3-for-2 common stock split effective October 30, 1992.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
------------------------------------------------------

General

     North Carolina Natural Gas Corporation is engaged primarily in the business of transporting and distributing natural gas at regulated retail rates to customers in 64 cities, towns and communities, as well as at regulated wholesale rates to four municipal gas distribution systems, in southcentral and eastern North Carolina with approximately 142,500 total natural gas customers as of September 30, 1995. The Company also has a propane division with approximately 8,700 customers. NCNG continues to expand its service area. The Company's financial condition and results of operations are substantially dependent upon its receiving adequate and timely increases in rates, which are regulated by the North Carolina Utilities Commission (NCUC).

Liquidity and Capital Resources
-------------------------------

     The Company has bank lines of credit for a total amount of $58.5 million, including $40 million on a committed basis. Borrowings under the lines can include bankers' acceptances and promissory notes not to exceed 90 days, with a maximum rate of the lending bank's commercial prime interest rate. At September 30, 1995, $27.0 million was outstanding at interest rates ranging from 6.05% to 6.17%, compared to debt outstanding of $26.0 million with interest rates ranging from 5.065% to 5.35% at September 30, 1994.

     The net increase of only $1 million in short-term debt in 1995 was accomplished because of the record level of net cash provided by operating activities, which reached $30.5 million in 1995, up from $19.6 million in 1994. The net cash provided by operating activities was generally sufficient to cover the $22.6 million of capital expenditures and the $7.7 million of dividend payments in 1995.

     North Carolina Natural Gas uses the short-term bank loans temporarily as needed to finance construction expenditures, and it replaces the bank loans with permanent financing when total borrowings approach the maximum available under the lines of credit or when conditions are favorable for obtaining long-term capital. The Company issued in a private placement $30 million of 7.15% Senior Notes, due 2015, on November 10, 1995, and all of the short-term debt outstanding at September 30, 1995 was repaid. Because this financing was immiment, the short-term debt outstanding at September 30, 1995 was classified as long-term debt.

     Construction expenditures of $22.6 million in 1995 exceeded the 1994 amount by $1.8 million. The increase is due primarily to a 13.5 mile extension of the Company's ten-inch transmission line from a point near Goldsboro to Mount Olive in southern Wayne County. Construction expenditures related to distribution mains and services to add new customers were about the same in both years. The Company has budgeted
1996 construction expenditures of $29.4 million, including $8.5 million for the first phase of a major expansion project into the unserved counties of Duplin and Onslow, the City of Jacksonville and the Camp Lejeune Marine Base.

     The Company's ratio of long-term debt to total capitalization was
40.8% at September 30, 1995, up from 31.1% at September 30, 1994, due to
the reclassification of short-term debt.   The Company does not anticipate
any need to raise additional capital from the long-term debt market or from the public sale of common stock during the remainder of fiscal 1996. Management expects that the generation of net cash from operating activities together with its bank credit lines and other sources will be sufficient to provide for its construction program and other capital needs during 1996. The Company expects to raise approximately $2.0 million of additional equity from its Dividend Reinvestment Plan, its Employee Stock Purchase Plan and its Key Employee Stock Option Plan in 1996. Common equity realized from such sources totaled $2.3 million in 1995 and $1.5 million in 1994.


Results of Operations
---------------------

Earnings

     NCNG earned $11.8 million or $1.84 per share in 1995, compared to $11.1 million or $1.76 per share in 1994 and $11.0 million or $1.84 per share in 1993. The 6% increase in earnings in 1995 was due to increased deliveries of natural gas in the industrial and municipal markets together with strong customer growth in the core market residential and commercial sectors. While winter weather was 15% warmer than normal and 12% warmer than the prior year, total dekatherms (dt) delivered increased nearly 11% to 52.1 million dt compared to 47.0 million dt in 1995.

     The slight increase in earnings in 1994 compared to 1993 was due to increased earnings in the Company's nonutility division, including its subsidiaries, and lower utility interest charges, which offset a decline in operating income. Reduction of sales and transportation (throughput) volumes in the electric power generation market caused 1994 operating income and net income to decline $472,000 or $.07 per share.

     The increase in earnings in 1993 compared to 1992 was primarily due to (1) increased margin resulting from increased throughput volumes to all customer classes due to customer growth and weather that was 5% colder than the prior year and (2) lower interest expenses. Earnings per share in both 1994 and 1993 were diluted by the effect of the 786,500 additional shares issued in a public offering in February 1993.

Throughput and Margin

     NCNG established several throughput records in 1995, including total volumes delivered in both winter and summer seasons and a new peak-day record of 263,419 dt on February 8, 1995. While residential and commercial sales volumes declined slightly because of the warmer-than-normal weather, total deliveries to industrial customers increased over 5.0 million dt to an all-time high of 32,611,000 dt in 1995, and deliveries to the Company's four municipal customers increased by 366,000 dt. Factors driving the increased throughput volumes to industrial and municipal cusotmers were customer growth, the expansion of manufacturing capacity or gas-burning capability at several industrial plants and the competitive price advantage that natural gas had compared to oil throughout all of fiscal 1995. Also, the warm winter, which caused residential and commercial volumes for space heating to decline, resulted in increased deliveries to industrial customers who otherwise would have been interrupted more often and for longer periods of time. During the fourth quarter of fiscal 1995, the Company's deliveries to its electric utility customers, Public Works Commission of Fayetteville (PWC) and Carolina Power and Light (CP&L), increased about 900,000 dt compared to the 1994 fourth quarter because of hotter-than-normal weather and the low price of natural gas. The Company's commodity cost of gas declined about 24% in 1995 compared to 1994 while oil prices were generally higher than the prior year. In addition, one large industrial customer increased its average usage of natural gas by approximately 5,000 dt per day beginning in March 1995.

     NCNG continued adding natural gas customers at an above-average growth rate in 1995. The addition of approximately 7,200 customers in 1995 represents a growth rate of 5.3% compared to the national average for all natural gas distribution utilities of approximately 1.7%.
Even though warmer-than-normal weather in the winter reduced sales of gas to residential and commercial customers, the Company realized additional margin from such customers because of monthly facilities charges to the growing customer base and the operation of the Weather Normalization Adjustment (WNA) mechanism which stablizes the Company's margin from space-heating customers based on normal weather. The WNA contributed $1,746,000 to margin in 1995 compared to $462,000 in 1994.

     The chart compares margins in fiscal years 1995 and 1994 by customer class:


                                     Margin (In Thousands)
                                -----------------------------------
                                                        Increase
                                                      -------------
Customer Class                  1995       1994       Amount     %
--------------                  ----       ----       ------    ---

Residential                   $17,349     $16,589      $760     4.6%
Commercial and
 Small Industrial              10,057       9,449       558     5.9
Industrial & Electric
 Power Generation              23,868      23,150       718     3.1
Municipal                       6,643       5,859       784    13.4
                               ------     -------      -----   ----
Total                         $57,917     $55,097     $2,820    5.1%
                               ======     =======      =====   ====

     The industrial and electric power generation margin increase is fairly small in relation to the 5.0 million dt increase in throughput. This is because approximately 2.9 million dt of the increase went to IST customers, and the eductions to core market customers. The municipal margin increase was aided by an increase in contract demand volumes effective January 1994, continued strong customer growth in all four cities and the WNA.

     The Company's net margin growth in 1994 was $1,052,000 but NCNG's total throughput in 1994 increased only 107,000 dt, or 0.23%, to 47.0 million dt. However, throughput for the Company's firm service and interruptible industrial customers increased substantially, due to strong customer growth (up 6.2%) and the recapture of some industrial load that had been using residual oil in 1993, while throughput to one market segment - interruptible electric power generation - declined 1,729,000 dt (or 61%). Weather in both 1994 and 1993 was approximatley 4% warmer than normal, so weather had no significant impact on annual throughput in 1994. The loss of load in the electric power generation customer, purchased its power and utilized its generating plant due to a new agreement with CP&L. However, as mentioned above, most of the summer season load that had been lost in 1994 was recaptured during the fourth quarter of 1995 so that the power generation volumes in 1995 were approximately equal to those of 1994.


Revenues and Cost of Gas

     In the natural gas distribution industry in recent years, gross margin rather than revenues has become a more valid indicator of the results of operations. Two factors account for this change: (1) the steadily increasing incidence of customers acquiring their own gas supplies for transportation, and (2) the increased volatility in the commodity price of natural gas, with a general downward trend over the last five years. NCNG's transportation volumes have increased every year since 1992. They reached a record level of 17,335,000 dt in 1995 compared to 13,511,000 dt in 1994 and 9,480,000 dt in 1993. However,for the first time since 1992, the Company's sales volumes also increased, growing to 34,715,000 dt in 1995 compared to 33,489,000 dt in 1994 and 37,413,000 dt in 1993. In
general, the margin earned on gas transported is equal to the margin earned on gas sold; however, transportation which replaces sales results in lower revenues as transportation rates exclude the commodity cost of gas which is paid by the customer directly to its gas supplier. The Company, however, still delivers the gas and earns transportation revenue equivalent to the margin contained in a comparable sales rate.

     Gas costs declined by approximately $17.5 million in 1995, primarily due to a significant decline in the commodity cost of gas to an average of $1.68 per dt from $2.21 per dt in 1994. Additionally, the Company's fixed gas cost charges decreased somewhat as it increased its efforts in the capacity release market, generating approximately $1.3 million in capacity release credits compared to $1.1 million in 1994. The Company's operating revenues declined $14.6 million to $145.7 million in 1995 from $160.3 million in 1994 because of the reduction in gas costs. However, the increased throughput, together together with customer growth providing additional facilities charges, somewhat offset the revenue decline related to lower gas costs.

     Operating revenues declined to $160.3 million in 1994 from $173.1 million in 1993 due to a combination of factors, primarily lower gas costs and the shift to more transportation service and less sales to large customers in 1994 compared to 1993. The strong customer growth and slight increase in net throughput increased revenues but only partially offset these factors causing revenues to decline.

     The Company continued to have significant volumes of negotiated sales in 1995, although down from the prior year because of the better competitive pricing position of natural gas compared to oil. Also, such negotiations did not result in a loss of margin in any year due to the operation of the IST and the Company's PGA procedures.

Operating Expenses and Taxes

     NCNG's total operating expenses and taxes increased to $42.7 million in 1995, up from $40.7 million in 1994 and $39.0 million in 1993. As a percentage of margin the 1995 amount was 73.7%, down slightly from 1994's 73.9%, while the 1993 amount was 72.1%. Operations and maintenance expenses increased to $21.1 million in 1995, up from $19.5 million in 1994 and $18.4 million in 1993, primarily because of the Company's growing customer base which requires more employees (five added in 1995 and 19 added in 1994) to serve additional cusotmers and expand, operate and maintain the Company's distribution, transmission and storage facilities. Additionally, the Company adopted FASB Statement No. 112, "Employers' Accounting of Postemployment Benefits," effective October 1,1 994 which increased expenses approximately $195,000 in 1995. Likewise, FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective October 1, 1993, increased operations and maintenance expenses in 1994 approximately $350,000 and an addition $270,000 in 1995. The Company incurred additional expenses in 1995 related to the administration, customer service and sales promotion efforts associated with its rapidly growing customer base. However, the total increase in promotion efforts associated with its rapidly growing customer base. However, the total increase in employees was less than 1% while the customer base expanded at the rate of 5.3%. General inflation in wages, services, materials and supplies accounted for the rest of the increase in expenses over the 1993-95 period.

     The Company has had a Key Employee Stock Option Plan since 1990.
The original options granted provide for an exercise price of $13.80. The Company accrued the compensation cost of the options from 1991 through 1995 and the impact on fiscal year 1995 was not significant. Options to purchase approximately 35,000 shares at $13.80 per share were exercised in 1995, and 32,100 option shares are exercisable at September 30, 1995. In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. The Company must adopt this standard by October 1, 1996 and does not expect that it will have a material impact on its financial position, results of operations or net cash flows.

     The Company's depreciation rates must be approved by the North Carolina Utilities Commission, and the composite rate for each of the years 1993, 1994 and 1995 was 3.2%. Accordingly, the increases in depreciation expense relate to only the increases in gross plant investment.

     The primary component of general taxes is gross receipts taxes related to operating revenues. The decrease in 1995 is in line with the lower operating revenues. This category also includes payroll and property taxes which have increased in each of the years 1993, 1994 and 1995 due to the Company's growing investment in plant in service and its annualized payroll.

     Income taxes in 1995 are up in line with the increase in pretax income. There was no appreciable increase in income taxes in 1994 compared to 1993. For all three years, the effective income tax rates were essentially the same with the equity component of allowance for funds used during construction the largest variable influencing the effective tax rate. The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," in fiscal year 1994, and the NCUC has approved the Company's method of income tax accounting in its most recent general rate case Order.

Other Matters

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4,205,000 in annual revenues effective November 1, 1995. See Note 2 to the Consolidated Financial Statements for details.

     As reported in prior years, the Company retained an environmental services consulting firm which has estimated the cost of investigation and remediation of the Kinston manufactured gas plant (MGP) site based on its work to date to be between $1.4 million and $2.8 million over a four- to six-year period beginning in 1992. The Company believes that any appreciable costs not previously provided for will be recovered from third parties including liability insurance carriers, or in natural gas rates as the Commission approved in the October 1995 rate Order.

     The Company also owns another site of a former MGP site in New Bern, North Carolina, and was a previous owner of three small former MGP sites on which no significant problems have arisen.

Significant Trends

     The natural gas industry continues to evolve into a more competitive environment. Fiscal year 1995 marked the Company's second full year operating under the requirements of FERC Order 636, applicable to all U.S. interstate pipelines including the two serving the Company. NCNG has a balanced gas supply portfolio which provides security of supply at the lowest reasonable cost as the NCUC has found in all of the Company's annual prudency reviews, the most recent of which was completed in April 1995.
The Company has experienced no major problems due to Order 636.

     In response to the burgeoning growth of the natural gas business in North Carolina, NCNG established a new subsidiary, NCNG Energy Corporation, in August 1995 to work in partnership with subsidiaries of Transco, Piedmont Natural Gas Company (Piedmont) and Public Service Company of North Carolina (Public Service) regarding gas supply and pipeline projects affecting the entire state. NCNG Energy Corporation has become a 5% equity owner in Pine Needle LNG Company, LLC, which owns a site near Transco's main line north of Greensboro, North Carolina and plans to build and operate a 4 Bcf liquefied natural gas (LNG) plant to be in service by the 1999-2000 winter heating season. NCNG has committed to take 10% of the capacity for its use as continued strong growth in customers is expected for the next five years. Additionally, NCNG Energy and its other partners are engaged in an attempt to organize another company, called Cardinal Expansion Company, LLC (Cardinal) which would take over an existing intrastate pipeline now owned by Piedmont and Public Service and then extend that pipeline from Burlington, North Carolina to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina. The expanded Cardinal Pipeline would enable the Company to take substantial additional volumes of natural gas year-round into the middle of its syste while NCNG Energy will have a 5% equity interest in Cardinal.

     In August 1995, the NCUC approved the Company's Jacksonville expansion project. Of the $18.8 million in capital costs of this project, $12.4 million will be provided by the Company's expansion fund administered by the Commission. The Camp Lejeune Marine Base will be the largest customer of this pipeline extension, with service expected to begin in 1997. Limited distribution systems are planned for the Towns of Warsaw, Kenansville and Faison in Duplin County as well as the City of Jacksonville in Onslow County. The $12.4 million amount to be provided by the expansion fund is based on a net present value analysis approved by the Commission. In addition to the Jacksonville project, the Company is also considering other expansion projects that it may seek NCUC approval to construct after the Jacksonville project has been completed.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Consolidated Balance Sheets
As of September 30,                             1995            1994
                                               ------          ------

Assets

GAS UTILITY PLANT:
 In Service                                 $263,067,155  $240,270,099
 Less-Accumulated Depreciation and
  amortization                                86,493,283    79,033,948
                                             -----------   -----------
                                             176,573,872   161,237,051
 Construction work in progress                 2,222,026     3,605,664
                                             -----------   -----------
                                             178,795,898   164,842,715
                                             -----------   -----------
INVESTMENTS:
 Nonutility property, less accmulated
  depreciation (1995, $2,589,057;
  1994, $2,417,285)                            3,085,837     2,867,415
 Investment in Exploration and development
  activities, net of accumulated depletion
  and amortization (1995, $3,055,507;
  1994, $3,052,534)                               87,254        90,227
                                             -----------   -----------
                                               3,173,091     2,957,642
                                             -----------   -----------
CURRENT ASSETS:
 Cash and temporary cash investments           1,639,055       158,432
 Restricted temporary cash investments         4,785,259     9,281,583
 Accounts receivable, less allowance for
  doubtful accounts (1995, $566,109;
  1994, $416,049)                             12,951,505    11,795,395
 Recoverable purchased gas costs                    -        2,049,124
 Inventories, at average cost -
  Gas in storage                               7,207,177     8,091,210
  Materials and supplies                       2,367,880     2,634,021
  Merchandise                                  1,310,892     1,415,030
 Deferred gas cost - unbilled volumes            327,826       473,136
 Prepaid expenses and other                      272,422       387,125
                                             -----------   -----------
                                              30,862,016    36,285,056
                                             -----------   -----------
DEFERRED CHARGES AND OTHER:
 Debt discount and expense, being amortized
  over lives of related debt                     285,786       300,477
 Prepaid pension cost                          1,217,009     1,178,344
 Other                                           545,959        67,036
                                             -----------   -----------
                                               2,048,754     1,545,857
                                             -----------   -----------
                                            $214,879,759  $205,631,270
                                             ===========   ===========

(The accompanying notes are in integral part of these financial statements.)

Consolidated Balance Sheets
As of September 30,                              1995          1994
                                                ------         ------

Stockholders' Investment and Liabilities

CAPITALIZATION (see accompanying statements):
 Stockholders' investment                     $ 92,777,912   $ 86,398,741
 Long-term debt                                 62,000,000     37,000,000
                                               -----------    -----------
                                               154,777,912    123,398,741
                                               -----------    -----------
CURRENT LIABILITIES:
 Current maturities of long-term debt            2,000,000      2,000,000
 Notes payable                                        -        26,000,000
 Accounts payable                               12,390,101      9,675,443
 Refunds payable                                 3,646,043           -
 Customer deposits                               1,964,258      1,994,444
 Restricted supplier refunds                     4,785,259      9,281,583
 Accrued interest                                1,625,964      1,599,999
 Accrued income and other taxes                  1,870,643      1,684,596
 Other                                           2,290,013      2,939,492
                                                -----------   -----------
                                                 30,572,281    55,175,557
                                                -----------   -----------
COMMITMENTS AND CONTINGENCIES

OTHER CREDITS:
 Deferred income taxes                           20,583,612    18,279,090
 Regulatory liability related to
  income taxes, net                               3,300,446     3,922,719
 Unamortized investment tax credits               2,919,828     3,121,692
 Postretirement and postemployment
  benefit liability                               1,645,638       633,666
 Miscellaneous                                    1,080,042     1,099,805
                                                -----------   -----------
                                                 29,529,566    27,056,972
                                                -----------   -----------
                                               $214,879,759  $205,631,270
                                                ===========   ===========

(The accompanying notes are in integral part of these financial statements.)

Consolidated Statements of Income
For the Years Ended September 30,           1995        1994       1993
                                        -----------  -----------  -----------

OPERATING REVENUES                     $145,672,779 $160,336,678 $173,145,401
COST OF GAS                              87,755,318  105,239,767  119,100,211
                                        -----------  -----------  -----------
GROSS MARGIN                             57,917,461   55,096,911   54,045,190
                                        -----------  -----------  -----------

OPERATING EXPENSES AND TAXES:
  Operations                             18,256,361   16,739,190   15,512,283
  Maintenance                             2,814,200    2,738,814    2,872,565
  Depreciation                            8,048,658    7,372,928    6,891,264
  General taxes                           7,095,874    7,524,483    7,374,822
  Income taxes --
   Federal                                5,115,500    4,995,000    4,942,000
   State                                  1,351,500    1,323,000    1,360,000
                                        -----------  -----------  -----------
TOTAL OPERATING EXPENSES AND TAXES       42,682,093   40,693,415   38,952,934
                                        -----------  -----------  -----------

OPERATING INCOME                         15,235,368   14,403,496   15,092,256
OTHER INCOME, NET                           886,212      722,582      313,276
INCOME (LOSS) FROM SUBSIDIARIES             136,503       79,274       (4,129)
                                        -----------  -----------  -----------
GROSS INCOME                             16,258,083   15,205,352   15,401,403
                                        -----------  -----------  -----------
UTILITY INTEREST CHARGES:
  Interest on long-term debt              3,476,458    4,126,636    4,454,556
  Other interest                          1,744,649      349,980      129,609
  Amortization of debt discount
   and expense                               26,691       78,559       44,546
  Allowance for funds used
   during construction                     (798,942)    (499,754)    (204,386)
                                        -----------  -----------  -----------
TOTAL UTILITY INTEREST CHARGES            4,448,856    4,055,421    4,424,325
                                        -----------  -----------  -----------

NET INCOME                             $ 11,809,227 $ 11,149,931 $ 10,977,078
                                        ===========  ===========  ===========

AVERAGE COMMON SHARES OUTSTANDING         6,410,376    6,331,155    5,981,248

EARNINGS PER SHARE                            $1.84        $1.76        $1.84


(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Cash Flows
For the Years Ended September 30,             1995       1994        1993
                                             ------     ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $11,809,227 $11,149,931 $10,977,078
 Add (deduct) items which did not use
  (provide) cash -
 Depreciation charged to:
   Operating expenses                       8,048,658   7,372,928   6,891,264
   Other income                               396,934     340,887     296,749
   Amortization of deferred charges            43,046     168,954      98,923
   Deferred income taxes                    1,682,249   1,838,672   1,500,000
   Investment tax credits, net               (201,864)   (202,800)   (202,800)
   Other                                      995,184     537,469    (222,975)
 Changes in other assets and liabilities:
   Accounts receivable, net                (1,156,109)    989,329    (921,536)
   Gas in storage                             884,033    (921,775) (1,098,888)
   Materials, supplies and merchandise        370,278    (763,150)     20,755
   Accounts payable                         2,714,657  (5,048,026) (1,759,499)
   Refunds payable and recoverable
    purchased gas costs                     5,695,168   4,442,298       1,700
   Accrued income and other taxes             186,047    (742,965) (2,821,460)
   Other                                     (939,631)    439,298   1,047,752
                                           ----------  ----------  ----------
Net cash provided by operating activities  30,527,877  19,601,050  13,807,063
                                           ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                      (22,580,779)(20,756,334)(15,468,859)
  Proceeds from sale of property                 -      1,076,210        -
  Other, net                                  (36,419)    (70,632)    (50,121)
                                           ----------  ----------  ----------
Net cash used in investing activities     (22,617,198)(19,750,756)(15,518,980)
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) on notes
    payable, net                            1,000,000  10,500,000  (7,000,000)
  Retirement of long-term debt             (2,000,000) (6,088,000) (3,364,000)
  Cash dividends paid                      (7,721,226) (7,215,800) (6,447,579)
  Issuance of common stock through
    dividend reinvestment plan              1,286,487   1,255,984   1,123,266
  Issuance of common stock through
    employee stock purchase plan              258,664     264,442     228,846
  Issuance of common stock through
    public offering                              -           -     17,518,306
  Issuance of common stock through
    employee stock option plan                746,019        -        131,400
                                           ----------  ----------  ----------
Net cash (used in) provided by
  financing activities                     (6,430,056) (1,283,374)  2,190,239
                                           ----------  ----------  ----------
Net increase (decrease) in cash and
  temporary cash investments                1,480,623  (1,433,080)    478,322
Cash and temporary investments,
  beginning of year                           158,432   1,591,512   1,113,190
                                           ----------  ----------  ----------
Cash and temporary investments,
  end of year                              $1,639,055    $158,432  $1,591,512
                                           ==========  ==========  ==========
Cash paid for:
Interest (net of amounts capitalized)      $5,063,788  $4,533,508  $4,796,222
Income taxes (net of refunds)               5,328,827   5,653,288   7,654,079


(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Capitalization
As of September 30,                                 1995        1994
                                                   ------      ------
STOCKHOLDERS' INVESTMENT:
 Common stock, par value $2.50;
  12,000,000 shares authorized;
  shares outstanding: 1995 - 6,477,200;
  1994 - 6,366,544                              $ 16,193,000 $ 15,916,360
 Capital in excess of par value                   27,512,950   25,498,420
 Retained earnings                                49,071,962   44,983,961
                                                 -----------  -----------
Total stockholders' investment                    92,777,912   86,398,741
                                                 -----------  -----------
LONG-TERM DEBT:
 Debentures, 8 3/4% Series B,
  due June 15, 2001                               12,000,000   14,000,000
 Debentures, 9.21% Series C,
  due November 15, 2011                           25,000,000   25,000,000
 Short-Term Obligations to be Refinanced          27,000,000          -
                                                 -----------  -----------
                                                  64,000,000   39,000,000
 Less-Current Maturities                          (2,000,000)  (2,000,000)
                                                 -----------  -----------
 Total long-term debt                             62,000,000   37,000,000
                                                 -----------  -----------
TOTAL CAPITALIZATION                            $154,777,912 $123,398,741
                                                 ===========  ===========

CAPITALIZATION RATIOS:
 Stockholders' investment                              59.2%        68.9%
 Long-term debt (including current maturities)         40.8%        31.1%
                                                 -----------  -----------
                                                      100.0%       100.0%
                                                 ===========  ===========



(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Retained Earnings
For the Years Ended September 30,              1995      1994       1993
                                               ----      ----       ----
BALANCE AT BEGINNING OF YEAR              $44,983,961 $41,049,830 $36,520,331

Net income                                 11,809,227  11,149,931  10,977,078
Cash dividends on common stock
 (per share -  $1.205 in 1995;
 $1.14 in 1994; and $1.06 in 1993)         (7,721,226) (7,215,800) (6,447,579)
                                           ----------  ----------  ----------
BALANCE AT END OF YEAR                    $49,071,962 $44,983,961 $41,049,830
                                           ==========  ==========  ==========

(The accompanying notes are an integral part of these financial statements.)





<PAGE 31>

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES OF CONSOLIDATION:

Basis of Presentation
---------------------

     North Carolina Natural Gas Corporation (NCNG or the Company) is in the business of providing natural gas and propane gas and related services to 151,200 customers in southcentral and eastern North Carolina. The Company's primary business is the sale and/or transportation of natural gas to over 91,000 residential customers, almost 12,000 commercial and agricultural customers, 442 industrial and electric utility customers but no individual customer accounts for as much as 7% of the Company's delivered gas volumes, revenues or margin. Industrial cusotmers are geographically dispersed throughout the Company's service area, and they are classified into many different industries including the manufacture of brick and ceramics, chemicals, glass, nuclear fuels, textiles, paper and paper board, plywood and other wood products and the processing of aluminum and other metals, tobacco, rubber, dairy and food products.

     The Company's natural gas business is regulated by the North Carolina Utilities Commission (NCUC). Its nonutility division serves propane gas to about 9,000 customers and sells and services gas appliances. Subsidiary operations, while not material, are described in Note 4.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NCNG Exploration Corporation, Cape Fear Energy Corporation and NCNG Energy Corporation. All significant intercompany transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Utility Plant
-------------

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

Depreciation
------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The current rates have been approved by the NCUC. Depreciation was approximately 3.2% of the cost of total depreciable property in 1995, 1994 and 1993.

Income Taxes
------------

     The Company uses comprehensive interperiod income tax allocation
(full normalization) to account for temporary differences in the recognition of revenues and expenses for financial and income tax reporting purposes.

     In fiscal years prior to 1994, income taxes were accounted for under Accounting Principles Board Opinion No. 11. Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Statement No. 109 required, among other things, a change to the liability method of accounting for deferred income taxes. See Note 3 for more information regarding income taxes.

     The Company uses the deferred method of accounting for investment tax credits. Investment tax credits generated in prior years were deferred and are being amortized to income over the service lives, which are approximately 30 years, of the related property.

Recognition of Revenue
----------------------

     The Company follows the practice of rendering customer bills on a cyclical basis throughout each month and recording revenue at the time of billing. The Company defers the cost of gas delivered but unbilled due to cycle billing.

Gas in Storage
--------------

     Inventories of gas in storage are maintained on the basis of average cost. Such cost is recovered from customers at the time the gas is withdrawn from storage and sold.

Temporary Cash Investments
--------------------------

     Temporary cash investments are securities with maturities of 90 days or less. For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents.

Restricted Temporary Cash Investments and Restricted Supplier Refunds
----------------------------------------------------------------------

     In February 1993, the NCUC issued its Order establishing an Expansion Fund for the Company to be funded initially by refunds the Company had received from its pipeline suppliers. The investment and use of these funds have been restricted by a previous Order of the NCUC. Pursuant to the February 1993 Order, the Company remitted a total of $10,440,000 in fiscal years 1993 and 1995 to the NCUC for the Expansion Fund. The amount represented certain pipeline refunds the Company had received, plus accrued interest earned on funds invested by the Company, since July 1991 when the North Carolina General Assembley enacted legislation authorizing the NCUC to establish expansion funds for all natural gas utilities franchised in North Carolina. At September 30, 1995, the refunds received plus accrued interest, which had not been remitted to the NCUC, amounted to $4,785,000 and are reported on the consolidated balance sheet in restricted temporary cash investments and restricted supplier refunds.

     Pursuant to the NCUC Orders, the funds not yet transferred to the Expansion Fund are to remain segregated from the Company's general funds and, pending further order of the NCUC, may be remitted to the NCUC and used for expansion of the Company's facilities into unserved areas of the Company's franchised territory or, if not used for expansion, refunded to the Company's customers. Amounts remitted to the NCUC through September 30, 1995 are not included in the Company's financial statements because they are no longer controlled by the Company.

Fair Value of Financial Instruments
-----------------------------------

     FASB Statement No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including current maturities) at September 30, 1995 is approximately $63.7 million as compared to a carrying value of $64.0 million, and at September 30, 1994, the estimated fair value was approximately $39.7 million as compared to a carrying value of $39.0 million.

Reclassifications
-----------------

     Certain Financial Statement items in 1994 and 1993 have been reclassified to conform with the 1995 presentation.



2.	REGULATORY AND GAS SUPPLY MATTERS:

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4,205,000 in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association,
Inc. and other intervenors in the rate case. The Order provides for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity or the capital structure used to calculate revenue requirements. The Order provides for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of service the various customer classes. The Order establishes several new rate schedules, including an economic development rate to assist in attracting new industry to the Company's service area and a rate to provide standby, on-peak gas supply service to industrial customers whose gas service would otherwise be interrupted.


     Also as part of the October 27, 1995 rate Order, the NCUC approved:

     - Continuation of the Weather Normalization Adjustment (WNA) mechanism originally approved in 1991 (see below).
     - Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995 (see below). The PSVA, while narrower in scope than the IST, protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an alternative fuel while providing that all actual margins earned on deliveries of gas to such customers be flowed through to all other customers.
     - An increase in depreciation rates for certain distribution plant.
       The increased depreciation rates account for approximately
       $750,000 of the $4.2 million annual revenue increase.
     - The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.

     In the general rate case filed in May 1991, the NCUC granted, effective December 6, 1991, additional annual revenues of $2,565,000 and rates of return of 11.16% and 12.70% on net investment and common equity, respectively. Additionally, the NCUC allowed the Company to continue to include in its rate tariff an IST which is designed to stabilize the Company's margin (difference between revenues and purchased gas costs) earned from sales and transportation to interruptible industrial customers who use heavy

     Also as part of the December 6, 1991 rate Order, the NCUC approved the Company's application to establish a WNA for the space heating market. The WNA stabilizes the Company's winter revenues and customers' bills by adjusting rates when weather deviates from normal. The nongas component of rates for space heating customers is adjusted upward when weather is warmer than normal and downward when weather is colder than normal. In fiscal 1995, winter weather was 15% warmer than normal, and accordingly, the WNA increased net billings to customes by $1,746,000.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund (see Note 1). The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Camp Lejeune Marine Base in Jacksonville, North Carolina. The project, estimated to be completed in 1997, will bring the first natural gas service to Duplin and Onslow counties. The Company estimates the total cost of the project to construct 16 miles of 10" transmission pipeline and 55 miles of 8" transmission pipeline, together with limited distribution systems in Faison an Kenansville in Duplin County and Jacksonvill and Camp Lejeune in Onslow County, will be approximately $18.8 million. The Expansion Fund will provide $12.4 million based on the economic feasibility analysis approved by the NCUC. Subsequent to September 30, 1995, the Company began acquiring rights-of-way with pipeline consturction scheduled to begin in June 1996.



     The Company's annual review of its gas costs was held in April 1995 for the 11 months ended October 31, 1994. The NCUC found NCNG's gas costs and gas purchasing practices to be prudent, as it had in prior annual reviews in 1994 and 1993.

     In August 1995, the Company filed with the NCUC its annual true-up of lost, unaccounted for and company-use volumes for the 12 months ended June 30, 1995. Because such volumes exceeded the base period amounts included in the 1991 general rate case, the Company charged $1,235,000 in 1995 to the deferred gas cost account for recovery in rates from customers.

     Both of the Company's interstate pipeline suppliers, Transcontinental Gas Pipe Line Corporation (Transco) and Columbia Gas Transmission
Corporation (Columbia), have ongoing rate and certificate matters under jurisdiction of the Federal Energy Regulatory Commission (FERC). In addition, Columbia has been operating in bankruptcy since July 1991 but is expected to emerge from bankruptcy by December 31, 1995. The Company does not expect that any regulatory decisions or court orders will have a material impact on or results of operations because all prudently incurred gas costs, including interstate pipeline capacity and storage service costs, are eligible for immediate recovery from the Company's customers, and refunds from interstate pipelines must be transferred to the Expansion Fund or directly refunded to the Company's customers.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on October 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusions may change in the future as competitive factors influence wholesale and retail pricing in the gas utility industry.

3.	INCOME TAXES:

   The components of income tax expense are as follows (in thousands):

                                  For the years ended September 30,
                                       1995        1994         1993
                                  Federal State Federal State Federal State
Income taxes charged
to operations -
 Payable currently                $4,025 $  972 $3,937 $  937 $4,016 $1,000
 Deferred to subsequent years      1,289    380  1,256    386  1,124    360
 Investment tax credits, net        (198)   -     (198)   -     (198)   -
                                   -----  -----  -----  -----  -----  -----
                                  $5,116 $1,352 $4,995 $1,323 $4,942 $1,360
                                   =====  =====  =====  =====  =====  =====
Income taxes charged to
other income                      $  552 $  134 $  429 $  106 $  165 $   42
                                   =====  =====  =====  =====  =====  =====

     The effective income tax rate, computed by dividing total income tax expense by the sum of such income tax expense and net income, is 37.7% in 1995, 38.1% in 1994 and 37.2% in 1993.

     A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense is as follows (in thousands):

                                          1995         1994         1993
                                         ------       ------       ------
Federal taxes at 35% for 1995 and 1994
  and 34.75% for 1993                    $6,637       $6,301       $6,076
State income taxes, net of
  federal benefit                           966          929          915
Amortization of investment tax credits     (202)        (203)        (203)
Amortization fo excess deferred income
  taxes returned to customers              (222)        (222)        (222)
Tax credit-supplier refunds                  --          (17)        (133)
Tax effect of allowance for funds used
  during construction-equity portion       (154)         (97)         (40)
Other                                       129          162          116
                                          -----        -----        -----
Total income tax expense                 $7,154       $6,853       $6,509
                                          =====        =====        =====

     Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The adoption of Statement No. 109 resulted in cumulative adjustments to the balance sheet and had no effect on consolidated net income. As a result of Statement No. 109, the Company reduced accumulated deferred income taxes and recorded related regulatory assets and liabilities in the net liability amount of approximately $4.5 million at the currently enacted federal and state tax rates, which were 35% and 7.7%, respectively. The regulatory net liability is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     The major timing differences for 1993 were accelerated tax depreciation and producer settlement payments. The tax effects of temporary differences in the carrying amounts of assets and liabilities in the Consolidated Financial Statements and their respective tax bases that give rise to deferred tax assets and liabilities are as follows (in thousands):

                                           1995            1994
Deferred Tax Liabilities:
 Accelerated Depreciation                $21,936         $19,903
 Property Basis Differences                3,705           3,435
                                          ------          ------
 Total Deferred Tax Liabilities          $25,641         $23,338
                                          ------          ------
Deferred Tax Assets:
 Unamortized Investment Tax Credits      $ 1,166         $ 1,245
 Regulatory Liability Related
   to Income Taxes, net                    1,526           1,571
 Other                                     2,365           2,243
                                          ------          ------
 Total Deferred Tax Assets               $ 5,057         $ 5,059
                                          ------          ------
Net Deferred Tax Liabilities             $20,584         $18,279
                                          ======          ======


4.	SUBSIDIARY OPERATIONS:

     In September 1995, the Company formed a new subsidiary, NCNG Energy Corporation (Energy) to participate in gas supply and pipeline projects in North Carolina. Energy has a 5% ownership interest in Pine Needle LNG Company, LLC (Pine Needle) which plans to build and operate a large liquefied natural gas (LNG) plant to be located near Transco's main interstate pipeline north of Greensboro, North Carolina. The LNG Plant is expected to cost $107 million. It will have a storage capacity of four billion cubic feet (4 Bcf) of gas and is expected to be in operation prior to the 1999-2000 winter. As of September 30, 1995, Energy had advanced to Pine Needle $208,000 which is included in the consolidated balance sheet as other deferred charges. A subsidiary of Transco is a partner and will be the operator of Pine Needle, and subsidiaries of Piedmont Natural Gas Company (Piedmont), Public Service Company of North Carolina, Inc. (Public Service) and Amerada Hess Company as well as The Municipal Gas Authority of Georgia are also partners in Pine Needle. Piedmont, Public Service and NCNG will be Pine Needle's largest customers. Pine Needle expects to receive authorizations from the FERC prior to December 31, 1997 to construct the LNG plant and provide firm storage services to its customers.

     Energy is also involved with subsidiaries of Transco, Piedmont and Public Service in efforts to organize another limited liability company which would acquire an existing pipeline and extend it to provide the capacity to deliver gas from the Pine Needle LNG plant and Transco's existing pipeline into NCNG's system at a point near Clayton, North Carolina, on the Wake-Johnston county line. Although no commitments have been finalized, Energy plans to participate as the owner of a 5% interest in the new pipeline company, known as Cardinal Expansion Company, LLC.
as Cardinal Expansion Company, LLC.

     Cape Fear Energy Corporation's (Cape Fear) primary activities are natural gas marketing for industrial and municipal customers located on NCNG's system. Its oil and gas exploration and development activities and net investment are not significant. Cape Fear's earnings increased to $104,000 in 1995 from $24,000 in 1994 due to substantially increased sales volumes.

     NCNG Exploration Corporation's (Exploration) interests in all of the exploration and development programs in which Exploration was involved were sold effective June 7, 1994. Exploration received net proceeds of $615,000, of which $144,500 was deposited in an escrow account to remain until December 31, 1995 to cover any potential claims presented by the buyers. As of September 30, 1995, no such claims had been presented. During 1995, Exploration engaged in limited gas marketing activities and generated a minor amount of net income.

5.	SHORT-TERM BORROWING ARRANGEMENTS:

     The Company has lines of credit with North Carolina banks for an aggregate amount of $58,500,000, of which $40,000,000 is on a committed basis. Under these lines, the Company borrows funds on a short-term basis in connection with its construction program and also for seasonal financing of storage gas, usually on a demand basis for a period of 90 days. The Company also uses bankers' acceptances to finance the cost of gas in storage for periods up to 180 days. The maximum amount of such bankers' acceptances is dependent upon the market value of gas in storage, and these loans are made at rates below the prime rate. At September 30, 1995, $27,000,000 under lines of credit was outstanding at interest rates ranging from 6.05% to 6.17% and $31,500,000 was available under these arrangements. The amount outstanding at September 30, 1995 is classified as long-term debt on the consolidated balance sheet because in September the Company arranged a private placement of $30,000,000 of its 7.15% Senior Notes due 2015. This transaction will close on November 10, 1995, and all short-term debt will be repaid.


     In connection with the lines of credit, the Company is expected to maintain certain annual, average nonrestricted cash balances in the banks ranging from 5% to 10% of the loans outstanding. In addition, there are nominal commitment fees on the unused lines of credit. To the extent that bankers' acceptances are outstanding, no commitment fees are payable.

6.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

     The Company has a pension plan which provides retirement benefits for its employees within specified age limits and periods of service.
Plan benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount equal to the maximum allowable tax-deductible amount.

     The total pension cost was $374,000 in 1995, $222,000 in 1994, and $131,000 in 1993, of which approximately 20% was capitalized in each year.

     The plan's funded status as of September 30, 1995 and 1994 and pension costs for 1995, 1994 and 1993 were as follows (in thousands):


Funded Status:                                1995         1994
                                             ------       ------

Actuarial present value of
   accumulated plan benefits:
   Vested                                  $15,516       $14,355
   Nonvested                                    98            97
                                            ------        ------
   Subtotal                                 15,614        14,452
Effect of salary progression                 3,828         3,989
                                            ------        ------
Projected benefit obligation                19,442        18,441
Plan assets at market value                 21,719        18,920
                                            ------        ------
Plan assets in excess of projected
 benefit obligation                          2,277           479
Unrecognized prior service cost
 being amortized over twelve years             640           707
Unrecognized net (gain) loss
 being amortized over ten years             (1,229)          721
Unrecognized net asset existing at the
 date of transition, being amortized over
 aprproximately ten years                     (471)         (729)
                                            ------        ------
Prepaid pension cost                       $ 1,217       $ 1,178
                                            ======        ======




Pension Cost                             1995            1994        1993
                                        ------          ------      ------

Net pension cost was comprised of
 the following items:
 Service cost                           $  662          $  633      $  610
 Interest cost on projected
  benefit obligation                     1,418           1,346       1,225
 Actual return on plan assets           (1,813)            299      (1,908)
 Amortization of unrecognized
  prior service cost                        66              66          32
 Amortization of transition net asset     (258)           (258)       (258)
 Deferred gas (loss) on net assets         299          (1,864)        430
                                         -----           -----       -----
Net pension cost                        $  374          $  222      $  131
                                         =====           =====       =====


     The expected long-term rate on plan assets was 8%. At September 30, 1995, plan assets were invested approximately 61% in fixed income securities and 39% in equity securities, including 1% in the common stock of the Company.

     The Company also provides certain health care and life insurance benefits for retired employees, and substantially all employees may remain eligible for these benefits when they retire. Effective October 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on a prospective basis. This statement requires accounting for these benefits on an accrual basis using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive the benefits. Prior to October 1,1 993, the Company accounted for these benefits on a cash basis consistent with current ratemaking treatment. The costs of such benefits charged to expense amounted to $501,000 in 1993. The NCUC, in rate cases where Statement NO. 106 accounting has been presented, has expressed its preference for the accrual basis of accounting, and accordingly, the Commission approved the same in the Company's most recent general rate case decided on October 27, 1995.

     The following tables show the funded status of the plan and the components of the plan's net costs (in thousands) for fiscal years 1995 and 1994:

Funded Status:                            1995             1994
                                    --------------   ----------------
                                    Medical  Life     Medical    Life
                                    --------------   ----------------
Actuarial present value of
  benefit obligation:
  Retirees and dependents          $ 2,292  $ 354     $ 2,112   $ 335
  Employees eligible to retire         944    137         818     106
  Other Employees                    2,136    197       1,966     197
                                    ------   ----      ------    ----
Accumulated benefit obligation       5,372    688       4,896     638
  Unrecognized net gain (loss)          (5)    19         112      38
  Unrecognized transition
   obligation                       (4,212)  (572)     (4,446)   (604)
                                    ------   ----      ------    ----
Postretirement Benefit Liability   $ 1,155  $ 135     $   562   $  72
                                    ======   ====      ======    ====

Components of Net Cost:

Service cost during the year       $   136  $  12     $   128   $  12
Interest cost on accumulated
  benefit obligation                   394     51         363      49
Amortization of unrecognized
  transition obligation
  over 20 years                        234     32         234      32
                                    ------   ----      ------    -----
Net periodic postretirement
  benefit cost                     $   764  $  95     $   725   $  93
                                    ======   ====      ======    =====

     Of the net postretirement medical and life insurance costs recorded in 1995 and 1994, $704,000 and $670,000, respectively, were charged to operating expenses and the remainder were charged to construction and other accounts.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations (pension, health care and life insurance) were 8% and 6%, respectively.

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a medical care cost trend rate of 11.5% for 1995, decreasing gradually to 5.5% through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1% would increase the accumulated medical benefit obligation at September 30, 1995, by $1,150,000 and the aggregate of the service and interest cost components of the net retiree medical cost by $121,000.

     The FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. The Company adopted this standard in fiscal 1995, and it did not have a material impact on the financial statements. Also, the NCUC in its October 27, 1995 rate Order allowed the recovery of these costs in rates over a three-year amortization period.

7.	STOCKHOLDERS' INVESTMENT:

     The changes in common stock and capital in excess of par value for the three years ended September 30, 1995 were as follows:

                                         Common Stock
                                   -----------------------
                                                            Capital in
                                    Shares                  Excess of
                                  Outstanding    Amount     of Par Value
                                  -----------    ------     ------------

Balance at September 30, 1992       5,448,386 $13,620,965    $ 7,271,571
Issuance through Dividend
  Reinvestment Plan (DRP)              44,946     112,365      1,010,901
Issuance through Employee
  Stock Purchase Plan (ESPP)           15,992      39,980        188,866
Issuance through exercise of
  stock options                         5,175      12,938        118,462
Issuance through public
  offering of common stock            786,500   1,966,250     15,552,056
                                    ---------  ----------     ----------
Balance at September 30, 1993       6,300,999  15,752,498     24,141,856
Issuance through DRP                   52,868     132,170      1,123,814
Issuance through ESPP                  12,677      31,692        232,750
                                    ---------  ----------     ----------
Balance at September 30, 1994       6,366,544  15,916,360     25,498,420
Issuance through DRP                   62,448     156,120      1,130,367
Issuance through ESPP                  13,258      33,145        225,519
Issuance through exercise of
  stock options                        34,950     87,375         658,644
                                    ---------  ----------     ----------
Balance at September 30, 1995       6,477,200 $16,193,000    $27,512,950
                                    =========  ==========     ==========

     In February 1993, the Company issued common stock through a public offering at a price of $23.50 per share with net proceeds of $17.5 million after expenses of the offering.

     The Company's common stock was split three-for-two effective October 30, 1992 in the form of a stock dividend. All earnings and dividends per share amounts in the accompanying consolidated financial statements and notes thereto reflect the stock split.

     At September 30, 1995, there are 788,841 shares of common stock reserved for issuance under the Company's Dividend Reinvestment Plan and for other reasons. Under the most restrictive covenants of the Company's long-term debt agreements, approximately $21,926,000 of the Company's retained earnings at September 30, 1995 is unrestricted.

8.	LONG-TERM DEBT MATURITIES:

     Maturities of existing long-term debt during each of the next five years will be as follows: 1996, $2,000,000; 1997, $2,000,000;
1998, $2,000,000; 1999, $3,250,000, and 2000, $3,250,000.

9.	STOCK PURCHASE AND OPTION PLANS:

     In 1990, the Company instituted an employee stock purchase plan and a key employee nonqualified stock option plan. The stock purchase plan enables employees to contribute up to 6% of their wages toward purchase of the Company's common stock at 90% of the lower of current or prior year-end market value. Shares have been purchased by employees since 1991. Under the terms of the plan, 300,000 shares of authorized but unissued shares were available for purchase.

     Under the terms of the nonqualified stock option plan, a maximum of 150,000 shares are reserved for issuance. The option price is equal to 90% of the market value of the stock at the grant date. The period during which these options are exercisable begins five years after, but may not exceed seven years after, the date of grant. In addition, the plan provides that an amount equal to 50% of the dividends that would have been paid on the stock from the date of grant shall be paid in cash to the employee at the exercise date. The plan provides that retired officers may exercise a pro rata number of options based on the number of months service after the date of grant.

     Transactions for 1995, 1994 and 1993 are as follows:

                                              Shares
                                              Subject       Option Price
                                             to Option        Per Share
                                             ---------       -----------
Balance at September 30, 1992                  86,400        $13.80-$14.10
 Exercised upon retirement of two officers     (5,175)           13.80
 Canceled                                      (8,475)           13.80
                                               ------
Balance at September 30, 1993                  72,750        $13.80-$14.10
 Granted                                        2,600            24.98
                                               ------
Balance at September 30, 1994                  75,350        $13.80-$24.98
 Exercised                                    (34,950)           13.80
                                               ------
Balance at September 30, 1995                  40,400        $13.80-$24.98
                                               ======

                                             1995        1994      1993
                                             ----        ----      ----

Options Exercisable at Year End             32,100         -         -
Options Available for Grant at Year End     69,475      69,475    72,075


     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. The Company must adopt this standard by October 1, 1996 and does not expect that it will have a material impact on its financial position, results of operations or net cash flows.

10.	COMMITMENTS AND CONTINGENCIES:

     During fiscal year 1991, the North Carolina Department of
Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant. The Company retained an environmental services consulting firm which has evaluated the site. Based on that firm's investigation to date and actual expenditures for sites of similar scope and complexity, the cost for investigation and remediation of this site is estimated to be between $1.4 million and $2.8 million over a four- to six-year period. As of September 30, 1995, the Company had incurred no significant expenditures which were not covered by reimbursements from third parties, and none of these costs or reimbursements were then included in the Company's natural gas rates. In its October 27, 1995 general rat Order, the NCUC approved the Company's accounting for and recovery in rates of costs associated with the Kinston site (see Note 2).

     The Company owns another site of a former manufactured gas plant in New Bern, North Carolina, and was the former owner of three other similar sites on which no environmental problems have arisen. Management believes that any appreciable investigation or remediation costs not previously provided for will be recovered from third parties, including insurance carriers, or in natural gas rates. Based on the anticipated recovery from these sources, the Company does not believe that the cost of any evaluation and remediation work will have a material adverse effect on the Company's financial condition or results of operiods and net cash flows.

     The Company is subject to claims and lawsuits arising in the ordinary course of business. Management does not expect any litigation from such claims or lawsuits to have a material effect on the Company's business, financial condition, or results of operations.

Supplementary data -

     The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1995 and 1994 (amounts in thousands, except per share data).

                                           1995
                         Fourth      Third     Second      First

Operating revenues      $24,474     $34,271    $52,513    $34,415
Gross margin             10,737      10,913     21,831     14,436
Operating income          1,586       1,524      8,036      4,089
Net income                  433         439      7,621      3,316
Earnings per share          .06         .07       1.19        .52

                                           1994

                         Fourth      Third      Second      First

Operating revenues      $26,117     $29,523    $62,615     $42,082
Gross margin              9,617       9,264     21,080      15,136
Operating income          1,148       1,148      7,676       4,431
Net income                   28         127      7,301       3,694
Earnings per share         .004         .02       1.15         .59

Item 9.  Changes in and Disagreements on Accounting
         and Financial Disclosures
---------------------------------------------------

     None.


Item 10.  Management's Responsibility for Financial Statements
--------------------------------------------------------------

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



/s/ Calvin B. Wells                         /s/ Gerald A. Teele
------------------------------              ---------------------------
Calvin B. Wells                             Gerald A. Teele
Chairman, President and                     Senior Vice President, Treasurer
Chief Executive Officer                     and Chief Financial Officer

                                   PART III
                                   --------

Item 11.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors -

     The information for this item covering directors of the Company is set forth in the section entitled "Election of Directors and Information as to Members" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 6, 1995 relating to the January 9, 1996 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

Executive officers -

     The information for this item concerning executive officers of the Company is set forth on Page 15 of this annual report.


Item 12.  Executive Compensation
--------------------------------

     The information for this item is set forth in the sections entitled "Executive Compensation", "Key Employee Stock Option Plan", "Employee Stock Purchase Plan", "Employee Retirement Plans" and "Executive Employment Agreements in the Event of Change in Control" and "Report of Personnel Committee on Executive Compensation" on Pages 4, 5, 6, 7, 8, and 9 in the Company's Proxy Statement dated December 6, 1995 relating to the January 9, 1996 Annual Meeting of Stockholders, which sections are hereby incorporated by reference.


Item 13.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Security ownership of certain beneficial owners -

        There is no person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of September 30, 1995.

     Security ownership of management -

        The information for this item is set forth in the section entitled "Election of Directors and Information as to Members" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 6, 1995 relating to the January 9, 1996 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

      Changes in control -

         The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 14.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information for this item is set forth in the section entitled "Compensation Interlocks and Insider Participation" on Page 8 in the Company's Proxy Statement dated December 6, 1995 relating to the January 9, 1996 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

                                  PART IV
                                  -------


Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K
--------------------------------------------------

(a)  1.  Financial Statements
-----------------------------

                                                              	 Page
                                                                ----

Consolidated Balance Sheets as of September 30, 1995 and 1994 25 Consolidated Satements of Income for the Years Ended
 September 30, 1995, 1994 and 1993                               27
Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1995, 1994 and 1993                               28
Consolidated Statements of Capitalization as of September 30,
 1995 and 1994                                                   29
Consolidated Statements of Retained Earnings for the Years
 Ended September 30, 1995, 1994 and 1993                         30
Notes to Consolidated Financial Statements for the Years
 Ended September 1995, 1994 and 1993                             31
Management's Responsibility for Financial Statements             43

     No separate financial statements are presented for the Company's consolidated subsidiaries because the Company and its subsidiaries meet the requirements for omissions set forth in Regulation S-X, Rule 3-09.

(a) 2.  Financial Statement Schedules
-------------------------------------

     The following data and financial statement schedules are included herein:

                                                              PAGE
                                                              ----

Report of Independent Public Accountants                         48
Schedule II - Valuation and Qualifying Accounts
for the Years Ended September 30, 1995, 1994 and 1993            47

     All other financial statement schedules are omitted as not applicable, or nor required, or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)  3.  Exhibits

     See Index of Exhibits on Pages 50 and 51 of this report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1995.

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

Col. A             Col. b            Col. C            Col. D      Col. E
                                     Additions
                                     Charged to
                   Balance       ------------------                Balance
                   Beginning     Operating  Other      Deductions  At End
Description        of Period     Expenses   Income     (Note 1)    Period
-----------        ---------     --------   ------     ----------  ---------

DEDUCTED IN
BALANCE SHEET FROM
ASSET TO WHICH IT
APPLIES: Allowance
for doubtful accounts
    1995           $416,048      $305,358   $102,558    $257,945    $566,019
                   ========      ========   ========    ========    ========

    1994           $434,375      $328,840   $ 67,346    $414,513    $416,048
                   ========      ========   ========    ========    ========

    1993           $392,321      $218,702   $ 62,790    $239,438    $434,375
                   ========      ========   ========    ========    ========

Note 1:

Deductions represent uncollectible accounts written off, net of recoveries, as follows -

                                     1995           1994            1993
                                    ------         ------          ------
Write off of accounts
considered to be uncollectible     $475,259       $505,993       $332,051
Less-Recoveries on accounts
previously written off         	    217,314         91,480         92,613
                                    -------        -------         -------
                                   $257,945       $414,513        $239,438
                                    =======        =======         =======

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Stockholders and the Board of Directors of North Carolina Natural Gas Corporation:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of North Carolina Natural Gas Corporation
(a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of income, retained earnings, and cash flows for each of the three years ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Natural Gas Corporation and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years ended September 30, 1995 in conformity with generally accepted accounting principles.

     As explained in Notes 3 and 6 to the consolidated financial statements, effective October 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                    		ARTHUR ANDERSEN LLP

Atlanta, Georgia
November 8, 1995

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NORTH CAROLINA NATURAL GAS CORPORATION
                                             AND SUBSIDIARIES
                                  --------------------------------------
				                                         			(Registrant)

                               By:/s/ Calvin B. Wells
                                  --------------------------------------
                                  Calvin B. Wells
                                  Chairman, President and Chief
                                  Executive Officer


December 12, 1995:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                                   Title
--------------------------------            -------------------------------

/s/ Calvin B. Wells                         Chairman, President, and
-----------------------------------         Chief Executive Officer
Calvin B. Wells                             (Principal Executive Officer)

/s/ Gerald A. Teele                         Senior Vice President, Treasurer,
-----------------------------------         and Chief Financial Officer
Gerald A. Teele                             (Principal Financial Officer)

/s/ Charles W. Siska, Jr.                   Controller
-----------------------------------         (Principal Accounting Officer)
Charles W. Siska, Jr.

/s/ George T. Clark, Jr.                    /s/ John O. McNairy
-----------------------------------         --------------------------------
George T. Clark, Jr.-Director               John O. McNairy-Director

/s/ Paul A. DelaCourt                       /s/ William H. Prestage
-----------------------------------         --------------------------------
Paul A. DelaCourt-Director                  William H. Prestage-Director

/s/ Frank B. Holding, Jr.                   /s/ Richard F. Waid
-----------------------------------         --------------------------------
Frank B. Holding, Jr.-Director              Richard F. Waid-Director

/s/ James E.S. Hynes                        /s/ Calvin B. Wells
-----------------------------------         --------------------------------
James E.S. Hynes-Director                   Calvin B. Wells-Director

/s/ Robert T. Johnson
-----------------------------------
Robert T. Johnson-Director

                              INDEX  OF  EXHIBITS
                              -------------------


     The following exhibits are filed as part of this 1995 Form 10-K report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.

  	Exhibit
  	Number
   -------
     3-1   -   Certificate of Incorporation and By-Laws. (1)

     3-2   -   Amendments of Certificate of Incorporation and By-Laws. (4)

     3-3   -   Amendment of Certificate of Incorporation. (10)

     4-1   -   Indenture dated as of September 1, 1984, covering 12 7/8%
               Debentures Series A due September 1, 1996. (3)

     4-2   -   First Supplemental Indenture dated as of June 15, 1986,
               supplementing Indenture dated as of September 1, 1994, and creating 8.75% Debentures, Series B due June 15, 2001. (6)

     4-3   -   Second Supplemental Indenture dated as of November 1, 1991, supplementing Indenture dated as of September 1, 1984, and creating 9.21% Debentures, Series C due November 15, 2011. (10)

    10-1   -   Service Agreement dated August 31, 1967, with Transcontinental
               Gas Pipe Line Corporation covering storage service under Rate
               Schedule GSS. (1)

    10-2   -   Service Agreement dated August 2, 1974, with Transcontinental
               Gas Pipe Line Corporation covering storage service under Rate
               Schedule LG-A. (1)

    10-3   -   Precedent Agreement to provide Contract Demand Service of
               25,000 Dt/day dated December 19, 1988, with Columbia Gas
               Transmission Corporation. (7)

    10-4   -   Contract Demand Service Agreement dated November 1, 1989,
               with Columbia Gas Transmission Corporation. (8)

    10-5   -   Firm Seasonal Transportation Agreement dated July 2, 1990, with Columbia Gas Transmission Corporation. (8)

    10-6   -   Service Agreement dated August 1, 1991, with Transcontinental
               Gas Pipeline Corporation covering storage service under Rate
               Schedule WSS. (9)

    10-7   -   Firm Sales Agreement with Transcontinental Gas Pipe Line
               Corporation dated August 1, 1991 covering 54,043 Mcf per day. (9)

    10-8   -   Firm Transportation Agreement with Transcontinental Gas
               Pipe Line Corporation dated February 1, 1991 for 141,000
               Mcf per day. (10)

    10-9   -   Supplemental Retirement Benefit Agreement dated January
               13, 1981. (2)

 	Exhibit
	 Number
		-------
   10-10   -   Employment Agreements executed in 1985 with certain
               Executive Officers. (5)

   10-11   -   Employment Agreements executed in 1986 with certain
               Executive Officers. (6)

   10-15   -   Natural Gas Service Agreement dated January 9, 1992 with
               the City of Wilson. (10)

   10-16   -   Natural Gas Service Agreement dated January 13, 1992 with
               the City of Rocky Mount. (10)

   10-17   -   Service Area Territory Agreement dated January 13, 1992
               with the City of Rocky Mount. (10)

   10-18   -   Natural Gas Service Agreement dated March 12, 1992 with the
               Greenville Utilities Commission. (10)

   10-19   -   Natural Gas Service Agreement dated March 27, 1992 with the
               City of Monroe. (10)

   10-20   -   Amendment to Natural Gas Service Agreement dated March 27,
               1992 with the City of Greenville Utilities Commission. (11)

   10-21   -   Amendment to Natural Gas Service Agreement dated January 13,
               1992 with the City of Rocky Mount. (12)

   10-22   -   Amendment to Natural Gas Service Agreement dated November 1,
               1992 with the City of Monroe.

   10-23   -   North Carolina Natural Gas Corporation Executive Pension
               Restoration Plan dated September 1, 1995.

      24   -   Consent of Experts

      27   -   Financial Data Schedule


NOTES:

  (1)  Filed as exhibits to Form 10-K report for fiscal year	ended September
       30, 1980

  (2)  Filed as exhibits to Form 10-K report for fiscal year	ended September
       30, 1981

  (3) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1984

  (4)  Filed as exhibits to Form 8-K report dated February 6, 1985

  (5) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1985

  (6) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1986

  (7) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1989

  (8) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1990

  (9) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1991

 (10) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1992

 (11) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1994

 (12) Filed as exhibit to Form 10-K report for fiscal year ended September 30, 1994

                                                   				Exhibit 10-22
                                                       Page 1 of 2


                              	SECOND AMENDMENT TO
                    	NATURAL GAS SERVICE AGREEMENT BETWEEN
                                	CITY OF MONROE
                                      	AND
                   	NORTH CAROLINA NATURAL GAS CORPORATION


     This Second Amendment entered into to be effective on the 1st day of January, 1995, between City of Monroe, Monroe, N.C. , (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                         	W I T N E S S E T H:

     WHEREAS, Customer and Company are parties to a certain "Natural
Gas Service Agreement By and Between City of Monroe, Monroe, N.C. and North Carolina Natural Gas Corporation" dated December 6, 1991 ("the Agreement"); the First Amendment dated November 1, 1992 to such Agreement; and

     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

1.	Section 2.01 is deleted in its entirety and the following is substituted therefor:

        2.01	Subject to the terms and provisions of this Agreement,
        Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 10,500 dekatherms ("Dth") per day and 525 Dth per hour. For purposes of computing the Charge under Rate Schedules RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, during the respective periods to which each maximum is applicable, and Customer agrees to pay Company therefor as provided in the applicable rate schedule.

2.	This Second Amendment shall become effective on January 1, 1995.

3.	Except as specifically provided herein, the Agreement shall continue in force and affect as previously written.

                                                        Exhibit 22
                                                        Page 2 of 2

     IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.

                                  						CITY OF MONROE
			                                  			MONROE, N.C.

                                        /s/ Jerry E. Cox
                                        -----------------------------
                                        Title:  City Manager



                                        NORTH CAROLINA NATURAL GAS
                                             CORPORATION


                                        /s/ Calvin B. Wells
                                        -----------------------------
                                        Title:  President

                                                        Exhibit 10-23
                                                        Page 1 of 16


                  	NORTH CAROLINA NATURAL GAS CORPORATION
                   	EXECUTIVE PENSION RESTORATION PLAN






















                        	Effective September 1, 1995

                                                      Exhibit 10-23
                                                      Page 2 of 16

                   NORTH CAROLINA NATURAL GAS CORPORATION
                    	EXECUTIVE PENSION RESTORATION PLAN


     THIS AGREEMENT is entered into by North Carolina Natural Gas
Corporation, a corporation duly organized and existing under the laws of the State of Delaware.

                                 	PREAMBLE

     The purpose of this Executive Pension Restoration Plan is to restore to selected Employees any benefits that would have otherwise been paid to them under the North Carolina Natural Gas Corporation Employees' Pension Plan had the limits on the amount of benefits imposed by the qualification requirements of Internal Revenue Code Section 401(a) not applied.

     This Plan is effective September 1, 1995.

                                  	ARTICLE 1

                                 	DEFINITIONS

     Except as noted below, all words or phrases used herein shall have the same meaning as is attributed to them in Article I of the Basic Plan.

     Section 1.01 ACCRUED BENEFIT - The monthly "Accrued Benefit" of a Participant as of any date shall be equal to the difference between a. and b., as follows:

a.	An amount equal to what would have been the Participant's monthly
   Accrued Benefit (as defined in the Basic Plan) under the Basic Plan if it had been determined without regard to the Code Section 415 limits as set forth in Section 5.08 of the Basic Plan or the Code Section 401(a)
   (17) limits on Compensation that may be counted for purposes of determining benefits as set forth in Section 1.14 of the Basic Plan.

b.	The Participant's monthly Accrued Benefit (as defined in the Basic Plan)
   under the Basic Plan.

   Section 1.02 ACTUARIAL EQUIVALENT - The words "Actuarial Equivalent" shall have the same meaning as the words "Actuarial Equivalent" in the Basic Plan.

  	Section 1.03 BASIC PLAN - The words "Basic Plan" shall mean the North Carolina Natural Gas Corporation Employees' Pension Plan as it may be amended from time to time or any successor thereto.

  	Section 1.04 BASIC BENEFIT - The words "Basic Benefit" shall mean the monthly pension of the Participant determined in accordance with Section
1.01 and Section 5.01 of the Basic Plan.

                                                         Exhibit 10-23
                                                         Page 3 of 16



     Section 1.05 BOARD - The word "Board" shall mean the Board of Directors of North Carolina Natural Gas Corporation. The Board has delegated its duties with regard to this Plan to the Personnel and Compensation Committee of the Board. Any act of the Personnel and Compensation Committee of the Board with respect to the Plan shall be considered an act of the Board.

    	Section 1.06 COMMITTEE - The word "Committee" shall mean the Committee consisting of all the members of the Personnel and Compensation Committee of the Board which shall perform the administrative duties and responsibilities set forth for it in the Plan.

     Section 1.07 COMPANY - The word "Company" shall mean North Carolina Natural Gas Corporation and any successor thereto.

     Section 1.08 EFFECTIVE DATE - The words "Effective Date" shall mean the Effective Date of the Plan, which is September 1, 1995.

     Section 1.09 EMPLOYEE - The word "Employee" shall mean any individual who is a common law employee of the Company, including officers, but excluding directors in their capacity as such.

     Section 1.10  NORMAL RETIREMENT AGE -   The words "Normal Retirement
Age" shall mean the day of the Participant's 65th birthday.

     Section 1.11 NORMAL RETIREMENT DATE - The words "Normal Retirement Date" shall mean the first day of the month coinciding with or following the Participant's Normal Retirement Age.

     Section 1.12 PARTICIPANT - The word "Participant" shall mean an Employee who is a member of a select group of management or highly compensated Employees within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and who is designated by the Committee as a Participant in the Plan.

     Section 1.13 PLAN YEAR - The words "Plan Year" shall mean each 12-month period beginning on October 1 and ending on September 30.

    	Section 1.14 SPOUSE - The word "Spouse" shall mean an individual to whom the Participant is legally married on the date of such Participant's death or on the date his benefits commence, whichever is applicable.

     Section 1.15 VESTING SERVICE - For purposes of the Plan, an Employee shall accrue one year of Vesting Service for each Plan Year in which he completes 1,000 or more Hours of Service with the Company, beginning with the Plan Year in which he was hired.

                                                        Exhibit 10-23
                                                        Page 4 of 16


                                  	ARTICLE II

                             	SOURCE OF PAYMENTS

     Payment of all benefits due under the Plan shall be made by the Company from its general assets. Participants and beneficiaries are general creditors of the Company with regard to the payment of their Plan benefits, and they shall have no liens or special claims against particular assets of the Company for the payment of their benefits.

                                                            Exhibit 10-23
                                                            Page 5 of 16

                                 	ARTICLE III

                           	BENEFITS - CONDITIONS


     Section 3.01 APPLICATION FORMS - Payment of all benefits under the Plan shall be pursuant to written application by the Participant or beneficiary, as the case may be, submitted in such form as the Committee may direct from time to time.

     Section 3.02 NORMAL RETIREMENT - CONDITIONS - Each Participant in the employ of the Company on his Normal Retirement Age shall be eligible to retire on his Normal Retirement Date and to receive a benefit as provided in
Section 4.01.

     Section 3.03 DELAYED RETIREMENT - CONDITIONS - If a Participant remains in the active employment of the Company beyond his Normal Retirement Date, he shall be eligible to retire on his Delayed Retirement Date, which shall be the first day of the month following his retirement, and to receive a benefit as provided in Section 4.02.

     Section 3.04 EARLY RETIREMENT - CONDITIONS - A Participant who is receiving payment of Early Retirement Benefits from the Basic Plan may, with the consent of the Committee, be paid Early Retirement Benefits from this Plan in accordance with Section 4.03. The date that Early Retirement payments begin under this Plan will be the same date as Early Retirement payments begin from the Basic Plan, and such date shall be called his "Early Retirement Date."

     A Participant under this Plan who takes Early Retirement under the Basic Plan, but who does not have the consent of the Committee to take Early Retirement under this Plan, shall not be paid benefits from the Plan until his Normal Retirement Date, at which time he shall be paid in accordance with Section 4.03.

     A Participant who is entitled to an Early Retirement benefit in accordance with this Section shall begin receiving payments on his Early Retirement Date (or on his Normal Retirement Date if consent to payment before his Normal Retirement Date has not been given) under the Basic Form of Payment, or in accordance with the form of payment provided in Article V.

     The amount of the monthly payment for a Participant entitled to an Early Retirement benefit in accordance with this Section, expressed in the form of the Basic Form of Payment, shall be the monthly amount determined in accordance with Section 4.03.

     Section 3.05 DEATH BEFORE RETIREMENT BENEFITS ARE PAYABLE - If a Participant dies while employed by the Company and before retirement benefits are payable, and the Participant was credited with five or more years of Vesting Service under the terms of the Basic Plan, his Spouse shall receive the benefit, if any, provided in Section 4.04. If a Participant dies before he is credited with five years of Vesting Service, no death benefits will be paid on behalf of his Spouse or beneficiary.

                                                           Exhibit 10-23
                                                           Page 6 of 16


     Section 3.06 DISABILITY - CONDITIONS - If a Participant becomes disabled while employed by the Company and such Participant is eligible to receive disability benefits from a long-term disability program of the Company, and such Participant is being continued as an active participant in the Basic Plan because of such disability, he shall continue to be a Participant in the Plan as provided in Section 4.05. Otherwise, he shall be terminated from the Plan and shall forfeit all benefits under the Plan unless he is otherwise eligible for benefits under this Article.

                                                         Exhibit 10-23
                                                         Page 7 of 16


                                  ARTICLE IV

                      	BENEFITS - METHOD OF CALCULATION

     Section 4.01 NORMAL RETIREMENT BENEFIT - A Participant who is still an Employee of the Company when he attains his Normal Retirement Age shall be entitled to retire and to receive a monthly Normal Retirement Benefit which shall be payable on his Normal Retirement Date. The Normal Retirement Benefit shall be a monthly single life annuity, which is a monthly amount beginning on his Normal Retirement Date and payable on the first day of each month thereafter during the Participant's lifetime, with the last payment being the payment due on the first day of the month of the Participant's death. The monthly Normal Retirement Benefit shall be an amount equal the difference between a. and b., as follows:


a. An amount equal to what would have been the Participant's monthly Accrued Benefit (as defined in the Basic Plan) under the Basic Plan if it had been determined without regard to the Code Section 415 limits as set forth in Section 5.08 of the Basic Plan or the Code Section 401
    (a)(17) limits on Compensation that may be counted for purposes of determining benefits as set forth in Section 1.14 of the Basic Plan.

b.	 The Participant's Basic Benefit.

     The monthly single life amount determined in this manner shall be referred to hereinafter as the "Basic Form of Payment."

     Section 4.02 DELAYED RETIREMENT BENEFIT - A Participant who works for the Company beyond his Normal Retirement Date may retire and begin receiving a Delayed Retirement Benefit to commence on his Delayed Retirement Date and continuing each month thereafter during his lifetime, with the last payment being the payment due on the first day of the month of the Participant's death. The monthly Delayed Retirement benefit shall be equal to the difference between a. and b., as follows:

a.	An amount equal to what would have been the Participant's monthly
   Accrued Benefit (as defined in the Basic Plan) under the Basic Plan on his Delayed Retirement Date if it had been determined without regard to the Code Section 415 limits as set forth in Section 5.08 of the Basic Plan or the Code Section 401(a)(17) limits on Compensation that may be counted for purposes of determining benefits as set forth in Section 1.14 of the Basic Plan.

b.	The Participant's monthly Delayed Retirement Benefit under the Basic
   Plan expressed as a single life annuity commencing on the Delayed Retirement Date and continuing each month thereafter during his lifetime, with the last payment being the payment due on the first day of the month of the Participant's death.

     Section 4.03 EARLY RETIREMENT BENEFIT - A Participant who is entitled to an Early Retirement benefit in accordance with Section 3.04 shall begin receiving an Early Retirement Benefit to commence on his Early Retirement Date (or on his Normal Retirement Date if consent to payment before his Normal Retirement Date in accordance with Section 3.04 has not been given)

                                                        Exhibit 10-23
                                                        Page 8 of 16


and continuing each month thereafter during his lifetime, with the last payment being the payment due on the first day of the month of the Participant's death.

     The monthly Early Retirement benefit shall be equal to the difference between a. and b., with the difference being reduced by c., as follows:

a.	An amount equal to what would have been the Participant's monthly
   Accrued Benefit (as defined in the Basic Plan) under the Basic Plan on his Early Retirement Date (or on his Normal Retirement Date if consent to payment before his Normal Retirement Date in accordance with Section 3.04 has not been given) if it had been determined without regard to the Code
   Section 415 limits as set forth in Section 5.08 of the Basic Plan or the Code Section 401(a)(17) limits on Compensation that may be counted for purposes of determining benefits as set forth in Section 1.14 of the Basic Plan.

b.	The Participant's monthly Accrued Benefit under the Basic Plan on his Early Retirement Date (or on his Normal Retirement Date if consent to payment before his Normal Retirement Date in accordance with Section
   3.04 has not been given).

c.	The difference between a. and b. shall be reduced by 1/15th for each of the first five years that the commencement of benefits precedes his Normal Retirement Date (ages 60 to 65), and by 1/30th for each of the next five years (ages 55 to 60), with pro rata reduction for full months totaling less than one year.

     Section 4.04 DEATH BEFORE RETIREMENT BENEFITS ARE PAYABLE - If a Participant dies while still employed by the Company, if he has five or more years of Vesting Service under the terms of the Basic Plan, if he is survived by a Spouse, and if the Spouse is paid a death benefit under the Basic Plan, the Spouse shall be entitled to payment of a death benefit from this Plan.

     The death benefit under the Plan shall be paid to the Spouse beginning on the same day that the death benefit commences payment to the Spouse under the Basic Plan, and shall continue on a monthly basis for as long as payments are made under the Basic Plan to the surviving Spouse.

     Such benefit shall be equal to the difference between a. and b. as follows:

a.	An amount equal to what the Participant's spouse would have received as a monthly death benefit under the Basic Plan if the Participant's Basic Benefit had been determined without regard to the Code Section 415 limits as set forth in Section 5.08 of the Basic Plan or the Code Section 401(a)
   (17) limits on Compensation that may be counted for purposes of determining benefits as set forth in Section 1.14 of the Basic Plan.

b.	The amount the Participant's spouse receives as a monthly death benefit under Section 5.06 of the Basic Plan.

     Section 4.05 DISABILITY RETIREMENT - If a Participant becomes disabled as described in Section 3.06, he shall continue to be an active Participant in the Plan as long as he remains an active Participant in the Basic Plan, and to accrue benefits during such period. Should he be disabled as

                                                           Exhibit 10-23
                                                           Page 9 of 16


determined above upon the attainment of his Normal Retirement Date, such Participant shall be eligible to receive a Normal Retirement Benefit as provided in Section 4.01.

     Should a Participant remain disabled beyond the period for which he is Disabled within the meaning of the Basic Plan, and, at such time as he is no longer continued as an active Participant in the Basic Plan, and such Participant has satisfied the eligibility requirements for Early Retirement under the Plan, he shall be eligible to receive an Early Retirement Benefit as provided in Section 4.03.

     Section 4.06 OTHER TERMINATION OF EMPLOYMENT AND FORFEITURES - If a Participant terminates his employment for reasons other than Normal (Plan
Section 4.01), Early (Plan Section 4.03), or Delayed Retirement (Plan
Section 4.02), Disability (Plan Section 4.05), or Death (Section 4.04), he shall be entitled to a deferred benefit payable beginning on his Normal Retirement Date. Such benefit shall be his Accrued Benefit as of the date of determination multiplied by the percentage set forth below based on the Participant's Vesting Service.


     Years of                                Percentage Payable
    Vesting Service                           As a Benefit
    ---------------                         ------------------

   Less than five years                              0%
   Five years and thereafter                       100%

If a Participant terminates employment with the Company and he is not eligible for a benefit under the provisions of Sections 4.01, 4.02, 4.03, 4.04, or 4.05, he shall forfeit all rights to any benefit from this Plan unless he is credited with five or more years of Vesting Service.

                                                           Exhibit 10-23
                                                           Page 10 of 16


                                   ARTICLE V

                        	OPTIONAL RETIREMENT BENEFITS

     Section 5.01 ELECTION OF OPTIONAL RETIREMENT BENEFITS - A Participant entitled to a retirement benefit shall be paid under the same form of payment that he is paid under the Basic Plan. The amount of any optional form of payment under this Plan other than the Basic Form of Payment shall be the Actuarial Equivalent of the benefit that would otherwise be payable to the Participant under the Basic Form of Payment.

                                                         Exhibit 10-23
                                                         Page 11 of 16


                                 	ARTICLE VI

                    	AMENDMENT AND TERMINATION OF PLAN

     Section 6.01 AMENDMENT OF PLAN - The Board shall have the right at any time to modify, alter, or amend the Plan in whole or in part. Any modification, alteration, or amendment directed by the Board shall be executed in writing by an officer, or other executive employee, of the Company. The Board may delegate its right to modify, alter, or amend the Plan to an officer, or other executive employee, of the Company by resolution of the Board.

     Section 6.02 TERMINATION OF PLAN - The Board shall have the right at any time to terminate the Plan by instrument in writing duly executed. Such termination may be made without the consent of the Participants, or any other persons.

    	Upon termination of the Plan, the Board shall deliver a written notice of termination of the Plan to the Committee, which notice shall show the effective date of said termination.

     If the Plan is terminated, no additional Employees shall enter the Plan. Each Participant in the Plan shall accrue no additional benefits under the Plan. For purposes of this Plan, Participants shall be considered to have terminated employment on the effective date of the termination of the Plan, and they shall be entitled only to the benefit (if any) equal to their Accrued Benefit determined as of the date of termination. The Accrued Benefit determined as of the date of termination shall be paid to the Participant on their Early Retirement, Normal Retirement, or Delayed Retirement Date providing the Participant otherwise meets the eligibility requirements for retirement in accordance with Article III and IV.

                                                        Exhibit 10-23
                                                        Page 12 of 16


                             	ARTICLE VII

                      	ADMINISTRATION OF THE PLAN

     Section 7.01 ALLOCATION OF RESPONSIBILITIES - The Company shall have the sole responsibility for making the payments provided under the Plan.
The Board shall have the sole authority to amend or terminate, in whole or in part, this Plan. The Committee shall have the authority to designate Employees who will be Participants in the Plan, and the Committee shall have the sole responsibility for the administration of this Plan, which responsibility is specifically described in this Plan. Each such party warramts that any directions given, information furnished, or action of another party as being proper under this Plan, and is not required under this Plan to inquire into the propriety of any such direction, information, or action. It is intended under this Plan that each party shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under this Plan and shall not be responsible for any act or failure to act of another party. No party guarantees the assets of the Plan in any manner against investment loss or depreciation in asset value.


     Section 7.02 COMMITTEE - The Plan shall be administered by a Committee consisting of all of the members of the Personnel and Compensation Committee of the Board.

     The Committee shall elect a Chair from among its members. The Committee shall also appoint a Secretary who may or may not be a member of the Committee and who shall keep all records of the meetings of the Committee and any and all records desired by the Committee.

     Section 7.03 PLAN INTERPRETATION - The Committee shall administer the Plan in accordance with its terms and shall have all powers necessary to carry out the provisions of the Plan. Not in limitation, but in amplification of the foregoing, the Committee shall have the power to construe the Plan and to determine all questions that may arise hereunder, including all questions relating to the eligibility of Employees to participate in the Plan and the amount of benefit to which any Participant or Beneficiary

    Section 7.04 RULES AND PROCEDURES - The Committee shall establish uniform rules and procedures to be followed by Participants and Beneficiaries in filing applications for benefits, in furnishing and verifying proofs necessary to determine age, and in any other matter required to administer the Plan.

     Section 7.05 APPLICATIONS FOR BENEFITS - The Committee shall receive all applications for benefits, shall determine all facts necessary to establish the right of the applicant to benefits and the amount thereof under the provisions of the Plan, and shall approve or deny such applications for benefits.

                                                          Exhibit 10-23
                                                          Page 13 of 16



     Section 7.06 CLAIM REVIEW PROCEDURE - If the Committee determines that the claim of the applicant to benefits should either be wholly or partially denied, the applicant shall be given written notice of such denial. Such notice shall include the following information:

    	a.	The specific reason or reasons for the denial;

    	b.	Specific reference to the Plan provision on which the denial is based;

    	c.	A description of any additional material or information necessary for the applicant to perfect his claim and an explanation of why such material or information is necessary; and

    	d.	An explanation of the claim review procedure set forth in this section.

     If additional material or information is necessary in order for an applicant to perfect his claim, such applicant shall have a period of 60 days within which to provide to the Committee the necessary additional material or information in order for his claim to be fully considered. If the applicant supplies such additional material or information within such 60-day period, the Committee shall treat such application as a new application for benefits for purposes of this review procedure.

     If the applicant fails to supply the requested material or information within such 60-day period, his claim shall be deemed denied at the expiration of such period. If an application for benefits is denied (either initially or after a review of any required additional material or information), the applicant may request, in writing, a review of his claim, provided such request is filed within 60 days after receipt by the applicant of a written notification of denial of his claim.

     If an applicant requests a review of his claim in a timely fashion, the Committee shall permit him or his representative to review any pertinent documents and to submit any issues and comments with respect to his claim in writing to the Committee. In addition, the applicant may request a hearing with respect to any findings or determinations of fact with respect to his claim. The Committee shall give such applicant at least 10 days prior notice of the hearing date.

     The Committee shall make a decision with regard to such claim not later than 60 days after receipt of the request for a review of such claim; provided, however, that an additional 60 days may be allowed if a hearing is held, and the Committee notifies the applicant in writing of the need for the additional period of time prior to the expiration of the initial 60-day period.

    The decision on review shall be in writing, shall include specific reasons for the decision and references to the pertinent Plan provisions on which the decision is based, and shall be final.

    In the event a Participant should fail to receive either an approval or denial of an application for benefits under this Plan within 60 days after such application is filed, such claim shall be deemed denied for the purposes of proceeding with the implementation of the foregoing claims review procedure.

     Section 7.07 COMMITTEE ACTION - The Committee shall act by a majority of its members at the time in office, and such action may be taken either by a vote at a meeting or in writing without a meeting. The Committee may authorize any one or more of its members to execute any document or documents on behalf of the Committee. The Committee may adopt such rules and regulations as it deems desirable for the conduct of its affairs and may appoint such accountants, counsel, specialists and other persons as it deems desirable for the conduct of its affairs and may appoint such accountants, counsel, specialists and other persons as it deems necessary or desirable in connection with the administration of this Plan.

     Section 7.08 COMMITTEE RECORDS - The Committee shall keep a record of all its proceedings and acts and shall keep all such books and accounts, records, and other data as may be necessary for the proper administration of the Plan.

     Section 7.09 EXPENSES - All expenses of the Plan and the Committee incurred pursuant to this Plan shall be paid by the Company.

     Section 7.10 LIABILITY - No member of the Committee shall incur any liability for any action or failure to act in connection with the performance of his duties under the Plan.

     Section 7.11 DISQUALIFICATION TO VOTE - A Committee member who is a Participant shall not vote or act on any matter relating only to himself.
In the event the remaining members are unable to agree as to any such matter, or in the event there is but one remaining member of the Committee, the Board shall make such appointments as are required to bring the Committee to full membership and shall, if required, appoint an alternate Committee member who shall serve on the Committee at such time as a regular Committee member may be disqualified from voting.

     Section 7.12 INSPECTION OF RECORDS - All acts and determinations of the Committee shall be duly recorded, and all such records shall be preserved in the custody of the Committee. Any of the records pertaining to a Participant shall be made available for inspection by such Participant upon request.

                                                    Exhibit 10-23
                                                    Page 15 of 16

                                 ARTICLE VIII

                                	MISCELLANEOUS

     Section 8.01 HEADINGS - The headings and subheadings in the Plan have been inserted for convenience of reference only and are to be ignored in any construction of the provisions hereof.

     Section 8.02 CONSTRUCTION - In the construction of the Plan, the masculine shall include the feminine and the singular the plural in all cases where such meanings would be appropriate. The Plan shall be construed, administered, and governed in accordance with substantive laws (but not as to conflict of laws) of the State of North Carolina, except as such laws may be preempted by federal law.

     Section 8.03 SPENDTHRIFT CLAUSE - No benefit of a Participant or beneficiary under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, except as may be expressly permitted herein, and any attempt to so anticipate, alienate, sell, transfer, assign, pledge, encumber or charge shall be void, nor shall any such benefit be in any manner payable to any assignee, receiver or trustee, or be liable for the Participant's or beneficiary's debts, contracts, liabilities, engagements or torts, or be subject to any legal process to levy upon or attach.

     Section 8.04 CLAIMS - Any payment of benefit to a Participant or Beneficiary or to their legal representatives in accordance with the provisions of the Plan shall, to the extent of the method of computation as well as the amount thereof, constitute full satisfaction of all claims hereunder against the Trustee, the Committee, and the Plan Sponsor, any of whom may require such Participant, Beneficiary, or legal representative as a condition precedent to such payment to execute a receipt and release therefore in such form as shall be determined by the Trustee or the Committee, as the case may be.

     Section 8.05 FACILITY OF PAYMENT - If any Participant shall be physically, mentally or legally incapable of receiving or acknowledging receipt of any payment under the Plan to which he is entitled, the Committee, upon the receipt of satisfactory evidence of his incapacity and satisfactory evidence that another person or institution is maintaining him and that no guardian or committee has been appointed for him, may cause any payment otherwise payable to him to be made to such person or institution so maintaining him.

     Section 8.06 NO RIGHT TO EMPLOYMENT - Nothing contained herein will confer upon any Participant the right to be retained in the employment of the Company, nor will it interfere with the right of the Company to discharge or otherwise deal with the Participant without regard to the existence of this Plan.

     Section 8.07 CORRECTION OF ERRORS - If any change in records or error results in any Participant or Beneficiary receiving from the Plan more or less than he would have been entitled to receive had the records been correct or had the error not been made, the Committee, upon discovery of such error, shall correct the error by adjusting, as far as practicable, later payments.

                                                    Exhibit 10-12
                                                    Page 16 of 16

     Section 8.08 SPECIAL PROVISIONS - The Board may adopt rules modifying the provisions of the Plan as they relate to a particular Participant or Participants by adopting an Appendix to the Plan which shall set forth the modifications.

     Section 8.09 REIMBURSEMENT OF EXPENSES - The Company shall reimburse the Participant or Beneficiary for all legal fees and expenses incurred in seeking to obtain or enforce any right or benefit provided by the Plan.

     Section 8.10 BINDING ON SUCCESSORS - This Agreement shall inure to the benefit of and be binding upon the Company and its successors. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether directly or indirectly, by purchase, merger, consolidation, acquisition of stock, or otherwise, by a written agreement in form or substance satisfactory to the Participant, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

     IN WITNESS WHEREOF, North Carolina Natural Gas Corporation has caused this Agreement to be executed this 31st day of October, 1995.



                                   NORTH CAROLINA NATURAL GAS CORPORATION

                                   By: /s/ Calvin B. Wells
                                      -----------------------------------
                                      President

ATTEST:

/s/ Sally T. Sowers
----------------------------

                                                      							Exhibit 24


                  	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into North Carolina Natural Gas Corporation and subsidiaries' previously filed Registration Statement No. 33-34779.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Atlanta, Georgia
December 18, 1995