Form 10-Q
period 1995-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1996-02-15
CIK 72596

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                 FORM 10-Q
          (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995
                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from .........to ..........

                      Commission file number  0-82

                 NORTH CAROLINA NATURAL GAS CORPORATION
         (Exact name of registrant as specified in its charter)

         DELAWARE                                     56-0646235
     ------------------                           -----------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

     150 Rowan Street, Fayetteville, North Carolina  28301-4993
     ----------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                            (910)  483-0315
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

     Common Stock, $2.50 par value                    6,494,118
     -----------------------------                 ----------------
               Class                                Number of Shares

                          PART I - FINANCIAL INFORMATION

                           Item 1.  Financial Statements

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                      ASSETS

                                        December 31,         September 30,
                                            1995                  1995
                                        ------------         -------------

Gas Utility Plant                           $269,313             $265,289
 Less-Accumulated Depreciation and
  Amortization                               (88,734)             (86,493)
                                             -------              -------
   Utility Plant, net                        180,579              178,796
                                             -------              -------

Nonutility Property                            5,552                5,675
 Less-Accumulated Depreciation                (2,270)              (2,589)
                                             -------              -------
   Nonutility Plant, net                       3,282                3,086
                                             -------              -------

Current Assets:
 Cash                                            419                1,639
 Unrestricted Temporary Cash Investments       5,000                 -
 Restricted Temporary Cash Investments         5,368                4,785
 Accounts Receivable, Less Reserve            23,279               12,952
 Inventories, at Average Cost -
  Gas in Storage                               7,036                7,207
  Materials, Supplies & Merchandise            3,601                3,679
 Deferred Gas Cost-Unbilled Volumes            3,020                  328
 Other Current Assets                            572                  272
                                             -------              -------
   Total Current Assets                       48,295               30,862
                                             -------              -------

Investment in Exploration Ventures                87                   87
Deferred Charges and Other Assets              2,292                2,049
                                             -------              -------

Total Assets                                $234,535             $214,880
                                             =======              =======


(The accompanying notes are an integral part of these balance sheets.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                     Condensed Balance Sheets (Unaudited)
                               (in thousands)

                        CAPITALIZATION AND LIABILITIES

                                            December 31,      September 30,
                                               1995               1995
                                            ------------      -------------

Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50; Shares
   Outstanding 12/31/95, 6,494;
   09/30/95, 6,477                            $ 16,235           $ 16,193
  Capital in Excess of Par Value                27,851             27,513
  Retained Earnings                             51,363             49,072
                                               -------            -------
   Total Stockholders' Investment               95,449             92,778
                                               -------            -------

  Long-Term Debt                                65,000             62,000
                                               -------            -------

Total Capitalization                           160,449            154,778
                                               -------            -------

Current Liabilities:
 Current Maturities of Long-Term Debt            2,000              2,000
 Notes Payable                                   4,000               -
 Accounts Payable                               22,842             12,390
 Restricted Supplier Refunds                     5,368              4,785
 Refunds Payable to Customers                      763              3,646
 Taxes Payable                                   3,632              1,871
 Other Current Liabilities                       5,490              5,880
                                               -------            -------
   Total Current Liabilities                    44,095             30,572
                                               -------            -------

Other Credits:
 Deferred Income Taxes                          21,021             20,584
 Unamortized Investment Tax Credits              2,870              2,920
 Regulatory Liability Related to Income Taxes    3,243              3,300
 Postretirement and Postemployment
  Benefit Liability                              1,831              1,646
 Other                                           1,026              1,080
                                               -------            -------
  Total Other Credits                           29,991             29,530
                                               -------            -------

Total Capitalization and Liabilities          $234,535           $214,880
                                               =======            =======

(The accompanying notes are an integral part of these balance sheets.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

             For the Three Months Ended December 31, 1995 and 1994
                   (in thousands except per share amounts)

                                                1995               1994
                                               ------             ------

Operating Revenues                            $ 46,808          $ 34,415
Cost of Gas                                     30,288            19,979
                                               -------           -------
Gross Margin                                    16,520            14,436
                                               -------           -------

Operating Expenses and Taxes:
 Operations and Maintenance                      5,075             4,964
 Depreciation                                    2,262             1,931
 General Taxes                                   2,083             1,642
 Income Taxes                                    2,146             1,810
                                               -------           -------
Total Operating Expenses and Taxes              11,566            10,347
                                               -------           -------

Operating Income                                 4,954             4,089

Other Income, Net                                  658               294
                                               -------           -------
Income Before Utility Interest Charges           5,612             4,383

Utility Interest Charges                         1,345             1,067
                                               -------           -------

Net Income                                    $  4,267          $  3,316
                                               =======           =======

Average Common Shares Outstanding                6,480             6,369
                                               =======           =======

Earnings Per Share                                $.66              $.52
                                               =======           =======

Dividends Declared Per Share                     $.305              $.29
                                               =======           =======

(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

            For the Twelve Months Ended December 31, 1995 and 1994
                  (in thousands except per share amounts)


                                                  1995            1994
                                                 ------          ------

Operating Revenues                             $158,066         $152,669
Cost of Gas                                      98,064           98,273
                                                -------          -------
Gross Margin                                     60,002           54,396
                                                -------          -------

Operating Expenses and Taxes:
 Operations and Maintenance                      21,181           19,507
 Depreciation                                     8,380            7,502
 General Taxes                                    7,537            7,254
 Income Taxes                                     6,803            6,072
                                                -------          -------
Total Operating Expenses and Taxes               43,901           40,335
                                                -------          -------

Operating Income                                 16,101           14,061

Other Income, Net                                 1,386              779
                                                -------          -------
Income Before Utility Interest Charges           17,487           14,840

Utility Interest Charges                          4,727            4,067
                                                -------          -------

Net Income                                     $ 12,760         $ 10,773
                                                =======          =======

Average Common Shares Outstanding                 6,438            6,348
                                                =======          =======

Earnings Per Share                                $1.98            $1.70
                                                =======          =======

Dividends Declared Per Share                      $1.22            $1.16
                                                =======          =======

(The accompanying notes are an integral part of these statements.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows (Unaudited)

              For the Three Months Ended December 31, 1995 and 1994
                                (in thousands)


                                                 1995             1994
                                                ------           ------

Cash Flows From Operating Activities:
 Net Income                                     $4,267           $3,316
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                2,339            2,031
    Change in deferred income taxes and
     deferred investment tax credits, net          331              334
    Change in other current assets and
     liabilities                                (4,426)          (1,328)
    Other                                          130              167
                                                ------           ------
Net cash provided by operating activities        2,641            4,520
                                                ------           ------

Cash Flows From Investing Activities:
 Property additions                             (3,920)          (8,221)
 Other, net                                       (345)             (90)
                                                ------           ------
Net cash used in investing activities           (4,265)          (8,311)
                                                ------           ------

Cash Flows From Financing Activities:
 Increase (decrease) in notes payable          (23,000)           6,000
 Issuance of long-term debt                     30,000             -
 Cash dividends paid                            (1,976)          (1,846)
 Issuance of common stock through
  dividend revestment and employee stock
  purchase plans                                   380              300
                                                ------           ------
Net cash provided by financing activities        5,404            4,454
                                                ------           ------
Net increase in cash and temporary
 cash investments                                3,780              663
Cash and temporary cash investments,
 beginning of period                             1,639              158
                                                ------           ------
Cash and temporary cash investments,
 end of period                                 $ 5,419          $   821
                                                ======           ======

Interest, net of amounts capitalized           $ 1,992          $ 2,081
Income taxes, net of refunds                        13                1

(The accompanying notes are an integral part of these statements.)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995

Note 1:	The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month period ended December 31, 1995 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1995.


Note 2:	Long-Term Debt at December 31, 1995:
                                       Amount Due
                                         Within
Issue                                   One Year            Total
-----                                  ----------          -------

7.15% Senior Notes, due 11/10/15       $     -            $30,000,000
9.21% Debentures, Series C,
 due 11/15/11                                -             25,000,000
8 3/4% Debentures, Series B,
 due 06/15/01                            2,000,000         12,000,000
                                        ----------         ----------
Long-Term Debt                         $ 2,000,000        $67,000,000
                                        ==========         ==========

Note 3: During the three months ended December 31, 1995, the Company received additonal supplier refunds of $523,920 from Transco and Columbia. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund administered by the Commission pursuant to legislation passed in July 1991 which encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory.

At December 31, 1995, $5,368,000 in temporary cash investments are restricted for transfer to the Expansion Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993 and October 19, 1994 the Company transferred $3.8 million and $6.6 million, respectively, to the Expansion Fund administered by the Commission pursuant to the Order. At December 31, 1995, a total of $11.7 million is in the Expansion Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

                                Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	Material Changes in Financial Condition

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $25 million plus the cost of gas in storage. At December 31, 1995, loans totaling $4 million were outstanding under the lines of credit compared to $27 million outstanding at September 30, 1995. On November 10, 1995, the Company issued, in a private placement, $30 million of 7.15% Senior Notes, due 2015. This financing was used to repay all of the short-term debt then outstanding.

     Construction spending was $3.9 million for the three months ended December 31, 1995, compared to $8.2 million for the same period in 1994. This decrease was caused by nonrecurring expenditures for system strengthening and the Mt. Olive expansion project in 1994. Construction expenditures for the remainder of the fiscal year 1996 are projected at $18 million.
Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1996.

     Net cash provided by operating activities decreased $1,879,000 for the three months ended December 31, 1995, as compared to the same period last year. This decrease was due primarily to (1) an increase in customer accounts receivable caused by higher gas consumption of residential and commercial customers, and (2) a decrease in refunds payable to customers caused by the actual cost of gas being higher than the cost of gas underlying the Company's sales rates as gas prices, driven by colder weather, have increased substantially during the 1995 quarter.

     Net cash provided by financing activities increased $950,000 for the three months ended December 31, 1995, as compared to the same period last year. The primary reason for this increase was the private placement of $30 million Senior Notes reduced by the net repayment of short-term debt in the amount of $23 million in the 1995 quarter compared to net borrowings of $6 million in the 1994 quarter.

(2)  Material Changes in Results of Operations

    Net income increased to $4.3 million for the three months ended December 31, 1995 from $3.3 million for the three months ended December 31, 1994, while earnings per share increased to $.66 in the 1995 quarter from $.52 in the 1994 quarter. For the twelve months ended December 31, 1995, net income increased to $12.8 million from $10.8 million for the twelve months ended December 31, 1994. Earnings per share for the twelve months ended December 31, 1995 increased to $1.98 from $1.70 for the prior year.

     Several significant factors had a favorable impact on results of operations for the quarter and twelve months ended December 31, 1995 compared to the same periods in 1994. These factors were (1) a general rate increase effective November 1, 1995 (see Part II, Item 5, for more information); (2) significantly higher natural gas sales and transportation volumes driven by above-average customer growth, increased demand from industrial customers during the first nine months of the year and, during the fourth quarter, weather that was 34% colder than 1994; (3) a 5.2% increase in the customer base which resulted in increased facilities charges as well as increased sales volumes; (4) higher earnings realized by the Company's propane division in the fourth quarter driven by a 45% increase in gallons sold compared to the 1994 quarter; and (5) higher earnings from subsidiaries due to increased sales and margins from gas marketing activities, principally in the fourth quarter.

     Gross margins increased $2,084,000 and $5,606,000, respectively, for the three months and twelve months periods compared to the same periods in 1994. The chart below compares margins for the three month and twelve month periods by customer class (000's omitted):

                        GROSS MARGIN BY CUSTOMER CLASS

                                    3 Months              12 Months
                                 1995       1994       1995        1994

Residential                    $ 5,193    $ 4,047    $18,400      $16,534

Commercial                       3,001      2,380     10,587        9,319

Industrial                       6,052      5,965     24,084       22,340

Municipal                        2,274      2,044      6,931        6,203
                               -------     ------     ------       ------
Total                          $16,520    $14,436    $60,002      $54,396
                                ======     ======     ======       ======

     Gross margins increased for all customer classes for both the three month and twelve month periods. Residential, commercial and municipal margins increased because of the November 1, 1995 general rate increase, continued strong customer growth throughout 1995 and additional sales and transportation volumes resulting from the customer growth and weather that was 34% colder in the 1995 quarter compared to 1994 and 11% colder for calendar year 1995 compared to 1994. However, the Company's Weather Normalization Adjustment ratemaking mechanism mitigates somewhat the increases in margin due to colder-than-normal weather.

     Gross margin for the industrial class was up $1.7 million for the twelve months period because of substantial increases in sales and transportation volumes to electric power generation and process gas users for the first nine months of 1995. Gross margin for the quarter was up only slightly because total industrial sales and transportation volumes declined (see table on page 11) due to weather-related curtailments of low margin boiler fuel customers; however, sales and transportation volumes to the higher margin process gas users increased in the 1995 quarter compared to 1994, providing a net increase in industrial margin.

     The chart below shows sales and transportation throughput volumes (in thousands of dekatherms) by customer class for both the three month and twelve month periods for 1995 and 1994:

                 THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS

                                 3 Months              12 Months
                              1995    1994          1995       1994

Residential                  1,519   1,126         5,960       5,715

Commercial                   1,232     961         4,789       4,494

Industrial                   7,361   7,533        33,528      28,934

Municipal                    2,930   2,340         8,855       7,878
                            ------  ------        ------      ------
Total                       13,042  11,960        53,132      47,021
                            ======  ======        ======      ======

     The following chart shows the same total throughput volumes classified by sales and transportation:

                 THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                             3 Months                  12 Months
                          1995      1994            1995       1994

Sales                    10,897    7,733           37,878      32,593

Transportation            2,145    4,227           15,254      14,428
                         ------   ------           ------      ------
Total                    13,042   11,960           53,132      47,021
                         ======   ======           ======      ======

     For the calendar year 1995, both sales and transportation volumes increased because of the substantial increase in demand for gas in the Company's service area from all customer classes. However, in the fourth quarter of 1995 transportation volumes decreased while sales volumes increased because (1) the rising price of natural gas caused some customers to switch to sales service from transportation service; (2) more weather-induced curtailments of the larger industrial boiler fuel customers who use heavy oil as an alternative fuel; and (3) much colder weather caused residential, commercial and municipal sales volumes to increase significantly.

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

     Operating revenues increased $12,393,000 for the three months ended December 31, 1995 from the three months ended December 31, 1994, but increased only $5,397,000 for the calendar year 1995 compared to calendar year 1994. The primary factors causing the substantial increase in the three month period were (1) the 3.1 million dekatherm increase in sales volumes; (2) significantly higher natural gas commodity prices during the 1995 quarter compared to 1994; and (3) the general rate increase. The increase in operating revenues for the full calendar year 1995 was substantially less than the increase in the quarter because commodity gas prices during the first nine months of the year were approximately 30% lower in 1995 compared to the first nine months of 1994. The Company is allowed to recover 100% of its prudently incurred gas costs, and customers received the benefit of the substantially lower gas prices.

     Cost of gas increased $10,309,000 for the quarter ended December 31, 1995 compared to the 1994 quarter due to increased quantities purchased related to the higher sales volumes and a commodity price increase of 20% from the 1994 quarter. For the entire calendar year 1995, however, cost of gas was flat because, even though sales volumes were up 5.3 million dekatherms, the commodity price reductions during the first nine months of the year compared to 1994 offset the volume increase.

     Operations and maintenance expenses increased $1,674,000 for calendar year 1995 from 1994 but the increase in the quarter was only $111,000. Salaries and wages represent approximately 50% of the Company's operations and maintenance expenses, and they increased approximately 8% during calendar year 1995 due to the hiring of additional employees related to the Company's growth and wage and salary increases to existing employees. The second largest factor was the increased expense of higher provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112, respectively. Such provisions were approximately $346,000 greater in the first nine months of calendar 1995 than in 1994. Additionally, the Company incurred substantially higher costs for electric power for its LNG plant and gas used in compressors because of the additional throughput volumes, particularly in the fourth quarter, and the requirement to fill the LNG tank nearly to capacity during the summer and fall of 1995.

     The rate of increase in operations and maintenance expenses declined in the three months ended December 31, 1995 principally because of a nonrecurring reduction in group medical insurance costs, together with planned reductions in maintenance, demonstration and selling expenses and travel-related expenses. Management expects that on a going-forward basis, operations and maintenance expenses will increase at a rate somewhat greater than the overall inflation rate because of the Company's ongoing customer growth rate of 5-6% annually.


     Depreciation expense increased in both the quarter and calendar year 1995 compared to the 1994 periods because of (1) the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth; and (2) an increase in the depreciation rate which became effective concurrently with the Company's general rate case, November 1, 1995.

     General taxes increased in both the quarter and the calendar year 1995 compared to 1994. The most significant tax is the state gross receipts tax which is based on revenues and, therefore, it tracks the change in revenues. Also, higher property and payroll taxes affected both the quarter and the calendar year 1995.

     Income taxes increased $336,000 and $731,000, respectively, for the three month and twelve months periods compared to 1994. These increases were caused by an increase in operating income.

     Other income, net, increased in both the calendar year and quarter ended December 31, 1995 due primarily to increased revenues from the Company's propane division and increased revenues generated by increased sales of natural gas at higher margins by two of the Company's subsidiaries, NCNG Exploration and Cape Fear Energy Corporation, primarily during the fourth quarter.

     Utility interest charges increased $278,000 and $660,000, respectively, for the quarter and twelve months ended December 31, 1995 as compared to the 1994 periods. The increase in the quarter was due to increased interest expenses on long-term debt related to the November 10, 1995 issuance of $30,000,000 principal amount of 7.15% Senior Notes, offset somewhat by repayment of all short-term debt then outstanding. The calendar year increase was caused by an increase in interest expense on short-term debt because of greater short-term borrowings for the first ten months of 1995 compared to 1994, partially offset by an increase in allowance for funds used during construction because of more construction work in progress during 1995.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in the Rights of the Company's Security Holders

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      Date of the meeting or of the action without a meeting:

         January 9, 1996

(b)      Whether the meeting was an annual or a special meeting:

         Annual Meeting

(c) Names of each director elected at the meeting and the number of votes cast for, against or withheld, and abstentions:

         Paul A. DelaCourt         For:                   4,795,412
                                   Against or Withheld:      37,877
                                   Abstentions:              13,718

         Frank B. Holding, Jr.     For:                   4,797,068
                                   Against or Withheld:      36,221
                                   Abstentions:              13,718

         John O. McNairy           For:                   4,798,444
                                   Against or Withheld:      34,845
                                   Abstentions:              13,718

(d) Name of each other director whose term of office as director continued after the meeting:

        George T. Clark, Jr.
        James E. S. Hynes
        Robert T. Johnson
        William H. Prestage
        Richard F. Waid
        Calvin B. Wells

(e)    	Brief description of each matter voted upon and the number
        of votes cast for, against or withheld, and abstentions:

        None.

Item 5. Other Information

        On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4,205,000 in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc. and other intervenors in the rate case. The Order provides for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity nor the capital structure used to calculate revenue requirements. The Order provides for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of serving the various customer classes. The Order establishes several new rate schedules, including an economic development rate to assist in attracting new industry to the Company's service area and a rate to provide standby, on-peak gas supply service to industrial customers whose gas would otherwise be interrupted.

     Also as part of the October 27, 1995 rate Order, the NCUC approved:

     - Continuation of the Weather Normalization Adjustment (WNA) mechanism originally approved in 1991.
     - Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995. The PSVA, while narrower in scope than the IST, protects the Company against loss of load from eight large, fuel-switchable cusotmers using heavy fuel oil as an alternative fuel while providing that all actual margins earned on deliveries of gas to such customers shall be flowed through to all other customers.
     - An increase in depreciation rates for certain distribution plant.
       The increased depreciation rates account for approximately $750,000 of the $4.2 million annual revenue increase.

     - The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1995.


Item 6. Exhibits and Reports on Form 8-K

       (a)	Exhibits

   	      	27 - Financial Data Schedule

       (b)	Reports on Form 8-K

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


                                NORTH CAROLINA NATURAL GAS CORPORATION
                                --------------------------------------
                                           (Registrant)





Date:  February 14, 1996        /s/ Gerald A. Teele
                                --------------------------------------
                                Gerald A. Teele
                                Senior Vice President, Treasurer and
                                Chief Financial Officer
                                (Principal Financial Officer)


Date:  February 14, 1996       /s/ Charles W. Siska, Jr.
                               ---------------------------------------
                               Charles W. Siska, Jr.
                               Controller
                               (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                             INDEX  OF  EXHIBITS


     The following exhibit is filed as part of this Form 10-Q for the period ended December 31, 1995:



Exhibit
Number

  27    	-	     Financial Data Schedule