Form 10-Q
period 1996-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1996-05-15
CIK 72596

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                       FORM 10-Q
                [Mark One]
                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1996
                                     OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ....... to ..........

                               Commission file number: 0-82

                          NORTH CAROLINA NATURAL GAS CORPORATION
                     (Exact name of registrant as specified in its charter)

                  DELAWARE                         56-0646235
                -------------                      ----------
                (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)

                150 Rowan Street, Fayetteville, North Carolina  28301-4993
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

      Common Stock, $2.50 par value               6,535,071
      -----------------------------               ----------------
                  Class                           Number of Shares

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                  ASSETS

                                              March 31,      September 30,
                                                1996             1995
                                              ---------      -------------

Gas Utility Plant                             $272,704         $265,289
Less-Accumulated Depreciation and
  Amortization                                 (91,055)         (86,493)
                                               -------          -------
  Utility Plant, net                           181,649          178,796
                                               -------          -------

Nonutility Property                              5,788            5,675
Less-Accumulated Deprecation                    (2,294)          (2,589)
                                               -------          -------
  Nonutility Property, net                       3,494            3,086
                                               -------          -------

Current Assets:
 Cash                                            1,209            1,639
 Unrestricted Temporary Cash Investments        11,000             -
 Restricted Temporary Cash Investments           5,454            4,785
 Accounts Receivable, Less Reserve              28,108           12,952
 Recoverable Purchased Gas Costs                 3,938             -
 Inventories, at Average Cost -
   Gas in Storage                                2,422            7,207
   Materials, Supplies & Merchandise             3,940            3,679
 Deferred Gas Cost-Unbilled Volumes              2,266              328
 Other Current Assets                              463              272
                                               -------          -------
  Total Current Assets                          58,800           30,862
                                               -------          -------

Investment in Exploration Ventures                  86               87
Deferred Charges and Other Assets                2,325            2,049
                                               -------          -------
Total Assets                                  $246,354         $214,880
                                               =======          =======


    (The accompanying notes are an integral part of these balance sheets.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)
                               (in thousands)

                      CAPITALIZATION AND LIABILITIES


                                              March 31,      September 30,
                                                1996              1995
                                              ---------      -------------

Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50; Shares
   Outstanding 03/31/96, 6,535;
   09/30/95, 6,477                              $ 16,338         $ 16,193
  Capital in Excess of Par Value                  28,715           27,513
  Retained Earnings                               58,767           49,072
                                                 -------          -------
   Total Stockholders' Investment                103,820           92,778
                                                 -------          -------
  Long-Term Debt                                  65,000           62,000
                                                 -------          -------
Total Capitalization                             168,820          154,778
                                                 -------          -------

Current Liabilities:
 Current Maturities of Long-Term Debt              2,000            2,000
 Accounts Payable                                 22,180           12,390
 Restricted Supplier Refunds                       5,454            4,785
 Refunds Payable to Customers                      3,492            3,646
 Taxes Payable                                     6,564            1,871
 Customer Deposits                                 2,252            1,964
 Accrued Interest                                  2,466            1,626
 Other Current Liabilities                         2,634            2,290
                                                 -------          -------
  Total Current Liabilities                       47,042           30,572
                                                 -------          -------

Other Credits:
 Deferred Income Taxes                            21,459           20,584
 Unamortized Investment Tax Credits                2,820            2,920
 Regulatory Liability Related to Income Taxes      3,191            3,300
 Postretirement and Postemployment
  Benefit Liability                                1,996            1,646
 Other                                             1,026            1,080
                                                 -------          -------
  Total Other Credits                             30,492           29,530
                                                 -------          -------

Total Capitalization and Liabilities            $246,354         $214,880
                                                 =======          =======


   (The accompanying notes are an integral part of these balance sheets.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Income (Unaudited)

                 For the Three Months Ended March 31, 1996 and 1995
                     (in thousands except per share amounts)

                                                  1996             1995
                                                -------          --------

Operating Revenues                              $ 73,535         $ 52,513
Cost of Gas                                       47,221           30,682
                                                 -------          -------
Gross Margin                                      26,314           21,831
                                                 -------          -------

Operating Expenses and Taxes:
 Operations and Maintenance                        5,546            5,384
 Depreciation                                      2,363            2,002
 General Taxes                                     3,025            2,324
 Income Taxes                                      5,269            4,086
                                                 -------          -------
Total Operating Expenses and Taxes                16,203           13,796
                                                 -------          -------

Operating Income                                  10,111            8,035

Other Income, net                                    696              800
                                                 -------          -------

Income Before Utility Interest Charges            10,807            8,835

Utility Interest Charges                           1,284            1,214
                                                 -------          -------
Net Income                                      $  9,523         $  7,621
                                                 =======          =======

Average Common Shares Outstanding                  6,518            6,396
                                                 =======          =======

Earnings Per Share                              $   1.46         $   1.19
                                                 =======          =======

Dividends Declared Per Share                    $   .325         $   .305
                                                 =======          =======




       (The accompanying notes are an integral part of these statements.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Unaudited)

                   For the Six Months Ended March 31, 1996 and 1995
                         (in thousands except per share amounts)

                                                 1996          1995
                                               --------      --------

Operating Revenues                             $120,344      $ 86,928
Cost of Gas                                      77,510        50,661
                                                -------       -------
Gross Margin                                   $ 42,834      $ 36,267
                                                -------       -------

Operating Expenses and Taxes:
 Operations and Maintenance                      10,620        10,348
 Depreciation                                     4,626         3,933
 General Taxes                                    5,107         3,966
 Income Taxes                                     7,415         5,895
                                                -------       -------
Total Operating Expenses and Taxes               27,768        24,142
                                                -------       -------

Operating Income                                 15,066        12,125

Other Income, net                                 1,354         1,094
                                                -------       -------
Income Before Utility Interest Charges           16,420        13,219

Utility Interest Charges                          2,630         2,281
                                                -------       -------
Net Income                                     $ 13,790      $ 10,938
                                                =======       =======

Average Common Shares Outstanding                 6,499         6,382
                                                =======       =======

Earnings Per Share                             $   2.12      $   1.71
                                                =======       =======

Dividends Declared Per Share                   $    .63      $   .595
                                                =======       =======



   (The accompanying notes are an integral part of these statements.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Income (Unaudited)

                For the Twelve Months Ended March 31, 1996 and 1995
                       (in thousands except per share amounts)

                                                1996           1995
                                              --------       --------

Operating Revenues                           $179,088       $142,568
Cost of Gas                                   114,604         87,420
                                              -------        -------
Gross Margin                                   64,484         55,148
                                              -------        -------

Operating Expenses and Taxes:
 Operations and Maintenance                    21,343         20,028
 Depreciation                                   8,741          7,679
 General Taxes                                  8,238          6,924
 Income Taxes                                   7,986          6,096
                                              -------        -------
Total Operating Expenses and Taxes             46,308         40,727
                                              -------        -------

Operating Income                               18,176         14,421

Other Income, net                               1,283            945
                                              -------        -------
Income Before Utility Interest Charges         19,459         15,366

Utility Interest Charges                        4,797          4,273
                                              -------        -------
Net Income                                   $ 14,662       $ 11,093
                                              =======        =======

Average Common Shares Outstanding               6,469          6,365
                                              =======        =======

Earnings Per Share                          $    2.27       $   1.74
                                             ========        =======

Dividends Declared Per Share                $    1.24       $  1.175
                                             ========        =======

   (The accompanying notes are an integral part of these statements.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Cash Flows (Unaudited)

                  For the Six Months Ended March 31, 1996 and 1995
                                   (in thousands)

                                                    1996         1995
                                                  --------     --------
Cash Flows From Operating Activities:
 Net Income                                       $ 13,790     $ 10,938
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     4,819        3,950
   Change in deferred income taxes and
    deferred investment tax credits, net               667          668
   Change in other current assets and liabilities   (1,437)       8,298
   Other                                               296          417
                                                   -------      -------
Net cash provided by operating activities           18,135       24,271
                                                   -------      -------
Cash Flows From Investing Activities:
 Property additions                                 (7,635)     (14,348)
 Other, net                                           (182)          81
                                                   -------      -------
Net cash used in investing activities               (7,817)     (14,267)
                                                   -------      -------
Cash Flows From Financing Activities
 Decrease in notes payable                         (27,000)      (6,000)
 Issuance of long-term debt                         30,000         -
 Cash dividends paid                                (4,095)      (3,797)
 Issuance of common stock through dividend
  reinvestment, employee stock purchase, and
  key employee stock option plans                    1,347          886
                                                   -------      -------
Net cash provided by (used in)
 financing activities                                  252       (8,911)
                                                   -------      -------
Net increase in cash and temporary
 cash investments                                   10,570        1,093
Cash and temporary cash investments,
 beginning of period                                 1,639          158
                                                   -------      -------
Cash and temporary cash investments,
 end of period                                    $ 12,209     $  1,251
                                                   =======      =======

Interest, net of amounts capitalized              $  2,012     $  2,590
Income taxes, net of refunds                         2,843        1,887


     (The accompanying notes are an integral part of these statements.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six month period ended March 31, 1996 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1995.

Note 2:  Long-Term Debt at  March 31, 1996:
                                          Amount Due
                                            Within
               Issue                      One Year             Total
         -----------------------          ----------          ----------

7.15% Senior Notes, due 11/15/15          $    -             $30,000,000
9.21% Debentures, Series C, due 11/15/11       -              25,000,000
8.75% Debentures, Series B, due 06/15/01   2,000,000          12,000,000
                                           ---------          ----------
Long-Term Debt                            $2,000,000         $67,000,000
                                           =========          ==========

Note 3: During the six months ended March 31, 1996, the Company received additional supplier refunds of $542,461 from Transco and Columbia. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds
transferred to an Expansion	Fund (the Fund).  The Fund is administered by
the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At March 31, 1996, $5.4 million of temporary cash investments are restricted for transfer to the Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993 and October 19, 1994, respectively, the Company transferred $3.8 million and $6.6 million to the Fund. At March 31, 1996, a total of $11.9 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

                                  Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	Material Changes in Financial Condition

    Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans, and committed bank lines of credit totaling $25 million plus the cost of gas in storage. At March 31, 1996, no loans were outstanding under the lines of credit compared to $27 million outstanding at September 30, 1995. The amount outstanding at September 30, 1995 was classified as long-term debt on the Condensed Consolidated Balance Sheet because in September 1995 the Company arranged a private placement of $30 million of its 7.15% Senior Notes due 2015. The transaction closed November 10, 1995, and all short-term debt was repaid.

     Construction spending was $7.6 million for the six months ended March 31, 1996 compared to $14.3 million for the same period in 1995. This decrease was due to nonrecurring expenditures for system strengthening and the Mt. Olive expansion project in 1994. Construction expenditures for the remainder of the fiscal year 1996 are projected at $12 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1996.

     The Company's business is seasonal in nature as fluctuations in weather dictate injecting and withdrawing from Company storage and billings to residential and commerical customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). This seasonality is primarily the reason for the decrease in gas in storage and the increase in accounts receivable at March 31, 1996 as compared to September 30, 1995.

     Net cash provided by operating activities decreased $6.1 million for the six months ended March 31, 1996 as compared to the same period last year. This decrease is due primarily to (1) an increase in customer accounts receivable caused by higher gas consumption of residential and commercial customers at higher prices, and (2) a decrease in refunds payable to customers caused by the actual cost of gas being higher than the cost of gas underlying the Company's sales rates which have increased substantially during the fiscal year due to colder weather.

     Net cash provided by financing activities increased $9.1 million for the six months ended March 31, 1996 as compared to the same period last year. The primary reason for this increase was the private placement of $30 million Senior Notes used to reduce the short-term debt, which was partially offset by an increase in dividends paid to stockholders.

(2) 	Material Changes in Results of Operations

     Net income increased $1.9 million, $2.9 million, and $3.6 million while earnings per share increased $.27, $.41, and $.51, respectively, for the three month, six month and twelve month periods ended March 31, 1996 as compared to the same periods last year. Significant factors having a favorable impact on results of operations for these periods were (1) a general rate increase effective November 1, 1995; (2) higher sales and transportation volumes driven by above-average customer growth and colder than normal weahter; (3) a 5.3% increase in customer base which resulted in increased facilities charges as well as increased sales volumes; and (4) higher earnings realized by the Company's propane division and subsidiary gas marketing activities in all periods.

     Gross margins increased $4.5 million, $6.6 million, and $9.3 million, respectively, for the three month, six month and twelve month periods ended March 31, 1996 compared to the same periods last year. The chart below compares margins for the three month, six month and twelve month periods by customer class (000's omitted):

                          GROSS MARGIN BY CUSTOMER CLASS

                             3 Months         6 Months        12 Months
                         ----------------  --------------  ---------------
                         1996       1995   1996      1995  1996       1995
                         ----       ----   ----      ----  ----       ----
Residential            $10,951   $ 7,578  $16,145 $11,625  $21,773   $16,789

Commercial               5,888     4,312    8,889   6,692   12,162     9,729

Industrial               6,192     7,000   12,244  12,965   23,276    22,215

Municipal                3,283     2,941    5,556   4,985    7,273     6,415
                        ------    ------   ------  ------   ------    ------
Total                  $26,314   $21,831  $42,834 $36,267  $64,484   $55,148
                        ======    ======   ======  ======   ======    ======

     Residential, commercial and municipal margins increased in all periods because of the November 1, 1995 general rate increase, continued strong customer growth and additional sales and transportation volumes resulting from the customer growth and colder weather. However, the Company's Weather Normalization Adjustment ratemaking mechanism largely mitigates the increases in margin to residential and commercial due to colder-than-normal weather.

     Gross margin for the industrial class was up $1.1 million for the twelve months period because of increases in sales and transportation volumes to
electric power generation and process gas users.   The three and six month
gross margins declined due to (1) more weather-induced curtailments, and
(2) the fact that the Industrial Sales Tracker (IST) ratemaking mechanism which stabilized margins regardless of volume throughput was no longer in the Company's rates.

     The chart below shows sales and transportation throughput volumes (in thousands of dekatherms) by customer class for the three month, six month and twelve month periods for 1996 and 1995:

  	                 THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS

                       3 Months            6 Months          12 Months
                   ---------------      --------------     ---------------
                   1996       1995      1996      1995     1996       1995
                   ----       ----      ----      ----     ----       ----

Residential        4,012      3,241     5,531     4,366    6,732      5,560

Commercial         2,346      1,921     3,578     2,884    5,212      4,457

Industrial         6,085      7,180    13,446    14,713   32,432     29,389

Municipal          3,585      3,103     6,514     5,442    9,338      8,046
                  ------     ------    ------    ------   ------     ------
Total             16,028     15,445    29,069    27,405   53,714     47,452
                  ======     ======    ======    ======   ======     ======

     The following chart shows the same total throughput volumes classified by sales and transportation:

         	             THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                     3 Months               6 Months           12 Months
                 ---------------        ---------------    ---------------
                 1996       1995        1996       1995    1996       1995
                 ----       ----        ----       ----    ----       ----

Sales           14,440     13,399      25,336     21,132  38,919     32,570

Transportation   1,588      2,046       3,733      6,273  14,795     14,882
                ------     ------      ------     ------  ------     ------
Total           16,028     15,445      29,069     27,405  53,714     47,452
                ======     ======      ======     ======  ======     ======

     Total throughput volumes increased because of the substantial increase in demand for gas in the Company's service area from all customer classes. However, in all periods, transportation volumes decreased while sales volumes increased because (1) the rising price of natural gas caused some customers to switch to sales service from transportation service; (2) more weather-induced curtailments of the larger industrial boiler fuel customers who use heavy oil as an alternative fuel; and (3) colder weather caused residential, commercial and municipal sales to increase significantly.

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

     Operating revenues increased $21.0 million, $33.4 million, and $36.5 million, respectively, for the three month, six month, and twelve month periods ended March 31, 1996 as compared to the same periods last year.
The primary factors causing these increases were (1) an increase of 5.3% in the customer base; (2) increased sales volumes; (3) higher natural gas commodity prices; and (4) the general rate increase.

     Cost of gas increased $16.5 million, $26.9 million, and $27.2 million, respectively, for the three month, six month, and twelve month periods ended March 31, 1996 as compared to the same periods last year. These increases were caused by increased quantities purchased related to higher sales volumes caused by industrial customers switching from transportation service to sales service and an increase in commodity cost of gas of 83%, 50%, and 23% for the three month, six month and twelve month periods, respectively.

     Operations and maintenance expenses increased $162,000, $272,000, and $1,315,000, respectively, for the three month, six month and twelve month periods ended March 31, 1996 as compared to the same periods last year. Affecting all periods were increased transmission operations expenses, distribution maintenance expenses, higher wages and higher costs associated with the addition of 7,200 new customers from March 31, 1995 to March 31, 1996. Salaries and wages represent a substantial amount of the Company's operations and maintenance expenses, and they increased approximately 10% during the twelve months ended March 31, 1996 due to the hiring of additional employees related to the Company's growth and wage and salary increases to existing employees. The second largest factor was the increased expense of higher provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112, respectively.

     The rate of increase in operations and maintenance expenses declined in the three months and six months ended March 31, 1996 principally because of a nonrecurring reduction in group medical insurance costs, together with planned reductions in maintenance, demonstration and selling expenses and travel-related expenses. Management expects that on a going-forward basis, operations and maintenance expenses will increase at a rate somewhat greater than the overall inflation rate because of the Company's ongoing customer growth rate of 5-6% annually.

     Depreciation expense increased in all periods as compared to the same periods last year. These increases were caused by (1) the addition of utility plant in service, primarily transmission and distribution plant, related to system expansion and customer growth; and (2) an increase in the depreciation rate which became effective concurrently with the Company's general rate case, November 1, 1995.

     General taxes increased in all periods as compared to the same periods last year. The most significant tax is the state gross receipts tax which is based on revenues and, therefore, it tracks the change in revenues. Also, higher property and payroll taxes affected all periods.

     Income taxes increased $1.1 million, $1.5 million, and $1.9 million, respectively, for the three month, six month and twelve month periods compared to 1995. These increases were caused by an increase in operating income.

     Other income, net, decreased $104,000 in the three month period ended March 31, 1996 as compared to last year. This decrease was caused by a write-down of certain non-utility assets whose realization is uncertain and lower transportation volumes, and thus, lower sales in the Company's Cape Fear Energy subsidiary. However, this was partially offset by increased profits from the Company's propane division and higher revenues and margins generated by new sales in the Company's NCNG Exploration subsidiary.

     Other income, net, increased $260,000 and $338,000, respectively, for the six and twelve month periods ended March 31, 1996 as compared to the same periods last year. These increases were caused primarily by increased profits from the Company's propane division and merchandising business. Partially offsetting these increases was the write-down of non-utility assets as stated above.

     Utility interest charges increased $70,000, $349,000, and $524,000, respectively, for the three month, six month, and twelve month periods ended March 31, 1996 as compared to the same periods last year. Affecting all periods were (1) increased interest expense on long-term debt related to the November 10, 1995 issuance of $30,000,000 principal amount of 7.15% Senior Notes, offset somewhat by repayment of a short-term debt then outstanding and (2) a decrease in allowance for funds used during construction (AFUDC) due to less construction work in progress.

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


                                  NORTH CAROLINA NATURAL GAS CORPORATION
                                             (Registrant)

Date:  May 14, 1996               /s/ Gerald A. Teele
                                  ------------------------------------
                                  Gerald A. Teele
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date:  May 14, 1996               /s/ Ronald J. Josephson
                                  -------------------------------------
                                  Ronald J. Josephson
                                  Vice President-Financial Services
                                  (Principal Accounting Officer)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                               INDEX  OF  EXHIBITS


     The following exhibit is filed as part of this Form 10-Q for the period ended March 31, 1996.



     Exhibit
     Number
     -------

        27     	-	    Financial Data Schedule