Form 10-Q
period 1996-06-30
NORTH CAROLINA NATURAL GAS CORP
filed 1996-08-14
CIK 72596

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996
                               OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
   OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ...............to ..............

                      Commission file number 0-82

               NORTH CAROLINA NATURAL GAS CORPORATION
      (Exact name of registrant as specified in its charter)

      DELAWARE                                         56-0646235
- -------------------------------                      ----------------
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
                                  Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                               6,559,254
- -----------------------------                              -----------
          Class                                           Number of Shares

                            PART I - FINANCIAL INFORMATION

                            Item 1.  Financial Statements

                  NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets (Unaudited)
                                     (in thousands)

                                         ASSETS


                                                     June 30,     September 30,
                                                       1996          1995
                                                     ---------    -------------
Gas Utility Plant                                     $276,191      $265,289
 Less-Accumulated Depreciation
    and Amortization                                   (93,316)      (86,493)
                                                      --------      --------
    Utility Plant, net                                 182,875       178,796
                                                      --------      --------
Nonutility Property                                      5,889         5,675
 Less-Accumulated Depreciation                          (2,329)       (2,589)
                                                      --------      --------
    Nonutility Property, net                             3,560         3,086
                                                      --------      --------
Current Assets:
  Cash                                                   1,108         1,639
  Unrestricted Temporary Cash Investments                7,000            -
  Restricted Temporary Cash Investments                  5,180         4,785
  Accounts Receivable, Less Reserve                     18,309        12,952
  Recoverable Purchased Gas Costs                        6,791          -
  Inventories, at Average Cost -
    Gas in Storage                                       6,109         7,207
    Materials, Supplies & Merchandise                    4,117         3,679
  Deferred Gas Cost-Unbilled Volumes                       122           328
  Other Current Assets                                     348           272
                                                      --------      --------
    Total Current Assets                                49,084        30,862
                                                      --------      --------

Investment in Exploration Ventures                          86            87
Deferred Charges and Other Assets                        3,046         2,049
                                                      --------      --------
Total Assets                                          $238,651      $214,880
                                                      ========      ========


   (The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                          CAPITALIZATION AND LIABILITIES

                                                       June 30,   September 30,
                                                         1996        1995
                                                       --------   -------------

Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50; Shares Outstanding
   06/30/96, 6,557; 09/30/95, 6,477                     $16,393        $16,193
  Capital in Excess of Par Value                         29,224         27,513
  Retained Earnings                                      57,836         49,072
                                                       --------       --------
   Total Stockholders' Investment                       103,453         92,778
                                                       --------       --------
   Long-Term Debt                                        63,000         62,000
                                                       --------       --------
Total Capitalization                                    166,453        154,778
                                                       --------       --------
Current Liabilities:
 Current Maturities of Long-Term Debt                     2,000          2,000
 Accounts Payable                                        18,997         12,390
 Restricted Supplier Refunds                              5,180          4,785
 Refunds Payable to Customers                             3,783          3,646
 Taxes Payable                                            5,014          1,871
 Customer Deposits                                        2,118          1,964
 Accrued Interest                                         1,068          1,626
 Other Current Liabilities                                3,104          2,290
                                                       --------       --------
  Total Current Liabilities                              41,264         30,572
                                                       --------       --------
Other Credits:
 Deferred Income Taxes                                   21,897         20,584
 Unamortized Investment Tax Credits                       2,770          2,920
 Regulatory Liability Related to Income Taxes             3,139          3,300
 Postretirement and Postemployment Benefit Liability      2,103          1,646
 Other                                                    1,025          1,080
                                                       --------       --------
  Total Other Credits                                    30,934         29,530
                                                       --------       --------
Total Capitalization and Liabilities                   $238,651       $214,880
                                                       ========       ========


      (The accompanying notes are an integral part of these balance sheets.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)

               For the Three Months Ended June 30, 1996 and 1995
                      (in thousands except per share amounts)

                                                  1996                  1995
                                             --------------        ------------
Operating Revenues                              $44,875               $34,271
Cost of Gas                                      30,877                23,358
                                                -------               -------
Gross Margin                                     13,998                10,913
                                                -------               -------

Operating Expenses and Taxes:
  Operations and Maintenance                      6,308                 5,293
  Depreciation                                    2,398                 2,039
  General Taxes                                   2,156                 1,749
  Income Taxes                                      712                   308
                                                -------               -------
Total Operating Expenses and Taxes               11,574                 9,389
                                                -------               -------

Operating Income                                  2,424                 1,524

Other Income (Loss), net                             42                   (79)
                                                -------               -------
Income Before Utility Interest Charges            2,466                 1,445

Utility Interest Charges                          1,271                 1,006
                                                -------               -------
Net Income                                       $1,195                  $439
                                                =======               =======

Average Common Shares Outstanding                 6,544                 6,418
                                                =======               =======

Earnings Per Share                                $0.18                 $0.07
                                                =======               =======

Dividends Declared Per Share                     $0.325                $0.305
                                                =======               =======

         (The accompanying notes are an integral part of these statements.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)

               For the Nine Months Ended June 30, 1996 and 1995
                      (in thousands except per share amounts)

                                                  1996                 1995
                                                 ------               -------

Operating Revenues                              $165,218             $121,199
Cost of Gas                                      108,387               74,019
                                                --------             --------
Gross Margin                                      56,831               47,180
                                                --------             --------

Operating Expenses and Taxes:
 Operations and Maintenance                       16,926               15,642
 Depreciation                                      7,024                5,971
 General Taxes                                     7,264                5,715
 Income Taxes                                      8,127                6,203
                                                --------             --------
Total Operating Expenses and Taxes                39,341               33,531
                                                --------             --------
Operating Income                                  17,490               13,649

Other Income, net                                  1,396                1,015
                                                --------             --------
Income Before Utility Interest Charges            18,886               14,664

Utility Interest Charges                           3,901                3,287
                                                --------             --------
Net Income                                       $14,985              $11,377
                                                ========             ========

Average Common Shares Outstanding                  6,514                6,394
                                                ========             ========

Earnings Per Share                                 $2.30                $1.78
                                                ========             ========

Dividends Declared Per Share                      $0.955                $0.90
                                                ========             ========

        (The accompanying notes are an integral part of these statements.)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended June 30, 1996 and 1995
                   (in thousands except per share amounts)

                                               1996                  1995
                                            ----------           ----------

Operating Revenues                           $189,692              $147,316
Cost of Gas                                   122,123                90,519
                                              -------               -------
Gross Margin                                   67,569                56,797
                                              -------               -------

Operating Expenses and Taxes:
  Operations and Maintenance                   22,356                20,726
  Depreciation                                  9,101                 7,858
  General Taxes                                 8,645                 7,102
  Income Taxes                                  8,390                 6,314
                                              -------               -------
Total Operating Expenses and Taxes             48,492                42,000
                                              -------               -------

Operating Income                               19,077                14,797

Other Income, net                               1,403                   887
                                              -------               -------

Income Before Utility Interest Charges         20,480                15,684

Utility Interest Charges                        5,062                 4,279
                                              -------               -------
Net Income                                    $15,418               $11,405
                                              =======               =======

Average Common Shares Outstanding               6,500                 6,384
                                              =======               =======

Earnings Per Share                              $2.37                 $1.79
                                              =======               =======

Dividends Declared Per Share                    $1.26                 $1.19
                                              =======               =======


    (The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

               For the Nine Months Ended June 30, 1996 and 1995
                               (in thousands)

                                                 1996                  1995
                                              ---------             ----------
Cash Flows From Operating Activities:
  Net Income                                    $14,985               $11,377
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization              7,275                 5,999
       Change in deferred income taxes
        and deferred investment tax
        credits, net                              1,004                 1,130
       Change in other current assets
        and liabilities                          (2,135)               13,457
       Other                                        403                   703
                                                 ------                ------
  Net cash provided by operating activities      21,532                32,666
                                                 ------                ------
Cash Flows From Investing Activities:
   Property additions                           (11,379)              (18,943)
   Other, net                                      (374)                 (164)
                                                 ------                ------
Net cash used in investing activities           (11,753)              (19,107)
                                                 ------                ------
Cash Flows From Financing Activities:
   Decrease in notes payable                    (27,000)               (7,000)
   Retirement of long-term debt                  (2,000)               (2,000)
   Issuance of long-term debt                    30,000                  -
   Cash dividends paid                           (6,221)               (5,752)
   Issuance of common stock through
    dividend reinvestment, employee
    stock purchase, and key employee
    stock option plans                            1,911                 1,743
                                                 ------                ------
Net cash used in financing activities            (3,310)              (13,009)
                                                 ------                ------
Net increase in cash and temporary
 cash investments                                 6,469                   550
Cash and temporary cash investments,
 beginning of period                              1,639                   158
                                                 ------                ------
Cash and temporary cash investments,
 end of period                                   $8,108                  $708
                                                 ======                 =====
Cash paid for:
Interest, net of amounts capitalized             $4,644                $4,290
Income taxes, net of refunds                      4,964                 3,367


   (See accompanying notes are an integral part of these statements.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1996
                                -------------

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month and nine-month periods ended
June 30, 1996 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1995.


Note 2:  Long-Term Debt at  June 30, 1996:
                                          Amount Due
                                            Within
             Issue                         One Year                  Total
             -----                        -----------              ----------

          7.15% Senior Notes,
           due 11/15/15                    $    -                  $30,000,000
          9.21% Debentures, Series C,
           due 11/15/11                         -                   25,000,000
          8.75% Debentures, Series B,
           due 06/15/01                     2,000,000               10,000,000
                                            ---------               ----------
          Long-Term Debt                   $2,000,000              $65,000,000
                                            =========               ==========

Note 3: During the nine months ended June 30, 1996, the Company received additional supplier refunds of $581,115 from Transco and Columbia. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund (the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. At June 30, 1996, $5.2 million of temporary cash investments are restricted for transfer to the Fund which was established for the Company by Order of the NCUC dated February 8, 1993. On April 30, 1993 and October 19, 1994, respectively, the Company transferred $3.8 million and $6.6 million to the Fund. On July 17, 1996, the Company filed with the NCUC a request for approval of Expansion Fund deposit in the amount of $3.4 million plus interest. At June 30, 1996, a total of $12 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

                                 Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes in Financial Condition

         Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans, and committed bank lines of credit totaling $25 million plus the cost of gas in storage. At June 30, 1996, no loans were outstanding under the lines of credit compared to $27 million outstanding at September
30, 1995. The amount outstanding at September 30, 1995 was classified as long-term debt on the Condensed Consolidated Balance Sheet because in September 1995 the Company arranged a private placement of $30 million of its 7.15% Senior Notes due 2015. The transaction closed November 10, 1995, and all short-term debt was repaid.

         Construction spending was $11.4 million for the nine months ended June 30, 1996 compared to $18.9 million for the same period in 1995. This decrease was due to nonrecurring expenditures for system strengthening and the Mt. Olive expansion project in 1994. Construction expenditures for the remainder of the fiscal year 1996 are projected at $8 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1996.

         The Company's business is seasonal in nature as fluctuations in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates are subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage, which is somewhat offset by higher average gas costs. The seasonality and higher gas costs included in rates also accounts for the higher level of accounts receivable.

         Recoverble Purchased Gas Costs represent the difference between the Company's benchmark price charged to customers and the actual cost of gas. The increase is due to higher gas costs in the winter months; and the balance will be recovered in rates to customers in future periods.

         Net cash provided by operating activities decreased $11.1 million for the nine months ended June 30, 1996 as compared to the same period last year. This decrease was due primarily to (1) an increase in customer accounts receivable caused by higher gas consumption of residential and commercial customers at higher rates, and (2) a decrease in refunds payable to customers caused by the actual cost of gas being higher than the cost of gas underlying the Company's sales rates which have increased substantially during the fiscal year due to colder weather.

         Net cash used in financing activities decreased $9.7 million for the nine months ended June 30, 1996 as compared to the same period last year. The primary reason for this decrease was the private placement of $30 million Senior Notes used to repay all of the short-term debt.

(2)      Material Changes in Results of Operations

         Net income increased $756,000,  $3,608,000,  and $4,013,000 while earnings per share increased $.11, $.52, and $.58, respectively, for the three month, nine month and twelve month periods ended June 30, 1996 as compared to the same periods last year. Significant factors having a favorable impact on results of operations for these periods were (1) a general rate increase effective November 1, 1995; (2) higher throughput volumes driven by above-average customer growth and colder than normal weather; (3) an increase in customer base in excess of 5% which resulted in increased facilities charges as well as increased sales volumes; and (4) higher earnings realized by the Company's propane division and subsidiary gas marketing activities in all periods.

         Gross margins increased $3.1 million, $9.7 million, and $10.8 million, respectively, for the three month, nine month and twelve month periods ended June 30, 1996 compared to the same periods last year. The chart below compares margins for the three month, nine month and twelve month periods by customer class (000s omitted):

                    GROSS MARGIN BY CUSTOMER CLASS

                       3 Months              9  Months            12 Months
                  ------------------     ----------------    ------------------
                  1996          1995     1996        1995    1996        1995
                  ----          ----     ----        ----    ----        ----
Residential    $ 5,084       $ 3,247    $21,228    $14,872  $23,609     $17,121

Commercial       2,574         1,662     11,463      8,354   13,074       9,921

Industrial       5,257         5,200     17,501     18,165   23,333      23,164

Municipal        1,083           804      6,639      5,789    7,553       6,591
                ------        ------     ------     ------   ------      ------

Total          $13,998       $10,913    $56,831    $47,180  $67,569     $56,797
                ======        ======     ======     ======   ======      ======

         Residential, commercial and municipal margins increased in all periods because of the November 1, 1995 general rate increase, continued strong customer growth and additional sales and transportation volumes resulting from the customer growth and colder weather. However, the operation of the Weather Normalization Adjustment mechanism largely offsets the impact that colder than normal weather had on gross margin.

         Gross margin for the industrial class remained relatively unchanged compared to last year. Even though industrial growth continued in the Company's service area, the gross margin remained about the same because
(1) there were more weather-induced curtailments; (2) the Industrial Sales Tracker (IST) ratemaking mechanism which stabilized margins regardless of volume throughput was no longer in the Company's rates; and (3) the Company's largest industrial customer used less than normal volumes due to major maintenance at its facility.

         The chart below shows sales and transportation throughput volumes (in thousands of dekatherms) by customer class for both the three month, nine month and twelve month periods for 1996 and 1995:


                     THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS

                     3 Months              9  Months              12 Months
               -------------------     -----------------      ----------------
               1996           1995     1996         1995      1996        1995
               ----           ----     ----         ----      ----        ----

Residential   1,293            898    6,824        5,265     7,127       5,566

Commercial      979            788    4,557        3,672     5,403       4,526

Industrial    8,591          8,979   22,036       23,690    32,045      31,157

Municipal     1,636          1,494    8,151        6,936     9,480       8,170
             ------         ------   ------       ------    ------      ------
Total        12,499         12,159   41,568       39,563    54,055      49,419
             ======         ======   ======       ======    ======      ======

         The following chart shows the same total throughput volumes classified by sales and transportation:

                       THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                     3 Months              9  Months             12 Months
                -------------------    ----------------     ------------------
                1996           1995    1996        1995     1996          1995
                ----           ----    ----        ----     ----          ----
Sales           9,412         9,255   34,748      30,386   39,077        35,560

Transportation  3,087         2,904    6,820       9,177   14,978        13,859
               ------        ------   ------      ------   ------        ------

Total          12,499        12,159   41,568      39,563   54,055        49,419
               ======        ======   ======      ======   ======        ======

         Total throughput volumes increased due to a substantial increase in demand for gas in the Company's service area from all customer classes. However, transportation volumes decreased in the nine-month period because
(1) the rising price of natural gas caused some customers to switch to sales service from transportation in the first two quarters; (2) there were more weather-induced curtailments of the larger industrial boiler fuel customers who use heavy oil as an alternative fuel; and (3) colder weather caused residential, commercial and municipal sales volumes to increase significantly.

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

         Operating revenues increased $10.6 million, $44.0 million, and $42.4 million, respectively, for the three month, nine month, and twelve month periods ended June 30, 1996 as compared to the same periods last year. The primary factors causing these increases were (1) an increase of 5.2% in the customer base; (2) increased sales volumes caused by the customer growth and colder winter weather in 1996; (3) higher natural gas commodity prices; and (4) the general rate increase.

         Cost of gas increased $7.5 million, $34.4 million, and $31.6 million, respectively, for the three month, nine month, and twelve month periods ended June 30, 1996 as compared to the same periods last year. These increases were due to increased quantities purchased related to higher sales volumes and an increase in the commodity costs of gas of 45%, 48%, and 38% for the three month, nine month and twelve month periods, respectively.

         Operations and maintenance expenses increased $1 million, $1.3 million, and $1.6 million, respectively, for the three month, nine month and twelve month periods ended June 30, 1996 as compared to the same periods last year. Affecting all periods were increased transmission operations expenses, distribution maintenance expenses, higher wages and higher costs associated with the addition of 7,039 new customers from June 30, 1995 to June 30, 1996. Salaries and wages represent a substantial amount of the Company's operations and maintenance expenses, and they increased approximately 6% during the twelve months ended June 30, 1996. The second largest factor was the increased expense of higher provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112, respectively.

         The rate of increase in non-wage operations and maintenance expenses declined in the three months and nine months ended June 30, 1996 principally because of a nonrecurring reduction in group medical insurance costs, together with planned reductions in maintenance, demonstration and selling expenses and travel-related expenses. Management expects that on a going-forward basis, total operations and maintenance expenses will increase at a rate somewhat greater than the overall inflation rate because of the Company's ongoing customer growth rate of 5-6% annually.

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

         Income taxes increased $404,000,  $1,924,000,  and $2,076,000, respectively, for the three month, nine month and twelve month periods compared to 1995. These increases were caused by an increase in operating income.

          Other income, net, increased $121,000,  $381,000, and $516,000, respectively, for the three, nine and twelve month periods ended June 30, 1996 as compared to the same periods last year. These increases were caused primarily by increased profits from the Company's propane division. Partially offsetting these increases was a write-down of non-utility assets whose realization is uncertain.

         Utility interest charges increased $265,000, $614,000, and $783,000, respectively, for the three month, nine month, and twelve month periods ended June 30, 1996 as compared to the same periods last year. Affecting all periods were (1) increased interest expense on long-term debt related to the November 10, 1995 issuance of $30,000,000 principal amount of 7.15% Senior Notes, offset somewhat by repayment of short-term debt then outstanding, and (2) a decrease in allowance for funds used during construction (AFUDC) due to less construction work in progress.

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


                                 NORTH CAROLINA NATURAL GAS CORPORATION
                                               (Registrant)





Date:  August 12, 1996           /s/ Gerald A. Teele
                                 --------------------------------------
                                 Gerald A. Teele
                                 Senior Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Date:  August 12,  1996           /s/ Ronald J. Josephson
                                  -------------------------------------
                                  Ronald J. Josephson
                                  Vice President-Financial Services
                                  (Principal Accounting Officer)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                INDEX  OF  EXHIBITS


         The following exhibit is filed as part of this Form 10-Q for the period ended June 30, 1996.



Exhibit
Number
- ----------
    27        -     Financial Data Schedule