Form 10-K
period 1996-09-30
NORTH CAROLINA NATURAL GAS CORP
filed 1996-12-24
CIK 72596

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES  EXCHANGE ACT OF 1934
         For the fiscal  year ended  September  30, 1996
                                OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ...............to ..............

                   Commission file number 0-82

              NORTH CAROLINA NATURAL GAS CORPORATION
       (Exact name of registrant as specified in its charter)

  DELAWARE                                     56-0646235
--------------------------------               --------------------
(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                 Identification No.)

        150 Rowan Street, Fayetteville, North Carolina 28301-4993
                 (Address of principal executive offices)
                              (Zip Code)

                           (910) 483-0315
           (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

Title of each class                  Name of each exchange on which registered
-----------------------              -----------------------------------------
Common stock, par value              New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Estimate  aggregate  market value of the voting stock held by nonaffiliates of the  registrant at November 25, 1996............................$198,090,101

   Number of shares of Common Stock outstanding at November 25, 1996..6,575,605

                  DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Proxy Statement dated December 6, 1996 relating to the January 14, 1997 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report.

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                  FORM 10-K

                               ANNUAL REPORT TO
                  THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE YEAR ENDED SEPTEMBER 30, 1996

                              TABLE OF CONTENTS

Item                                                                  Page
----                                                                  ----
                                   PART I.

1.      Business                                                       3
        Executive Officers of the Registrant                          13
2.      Properties                                                    14
3.      Legal Proceedings                                             14
4.      Submission of Matters to a Vote of Security Holders           14

                                  PART II.

5.      Market for Registrant's Common Equity and
        Related Stockholder Matters                                   15
6.      Selected Financial Data                                       16
7.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           17
8.      Financial Statements, Notes and Supplementary Data            22
9.      Changes in and Disagreements on Accounting and
        Financial Disclosure                                          40
10.     Management's Responsibility for Financial Statements          40

                                  PART III.

11.     Directors and Executive Officers of the Registrant            41
12.     Executive Compensation                                        41
13.     Security Ownership of Certain Beneficial Owners
        and Management                                                41
14.     Certain Relationships and Related Transactions                42

                                  PART IV.

15.     Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K                                           43
        Report of Independent Public Accountants                      45
        Signatures                                                    46
        Index to Exhibits                                             47

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                          PART I


Item 1.  Business
-----------------


General
-------

     North Carolina Natural Gas Corporation (NCNG or the Company), whose principal office is located at 15O Rowan Street, Fayetteville, North Carolina 28301, was incorporated in 1955 under the laws of the State of Delaware. It is engaged in the transmission and distribution of natural gas through approximately 1,033 miles of transmission pipeline and approximately 2,589 miles of distribution mains. Natural gas is sold under regulated rates to approximately 149,900 customers in 65 cities and towns and four municipal gas distribution systems in eastern and southcentral North Carolina.

     The Company purchases and transports natural gas under long-term contracts with Transcontinental Gas Pipe Line Corporation (Transco), Columbia Gas Transmission Corporation (Columbia) and several major oil and gas producers. Approximately 73% of NCNG's total available gas supply in 1996 was purchased under long-term contracts, in the spot market or with non-pipeline suppliers for system supply. The Company also serves propane gas to approximately 9,300 customers and sells gas appliances and home insulation services to gas customers and new home builders.

     The Company has three subsidiaries: NCNG Exploration (Exploration), Cape Fear Energy Corporation (Cape Fear) and NCNG Energy Corporation (Energy). Exploration was organized in 1974, Cape Fear was organized in 1980 and Energy was organized in August 1995, all under the laws of North Carolina. Exploration and Cape Fear are primarily engaged in the purchase of natural gas for the Company's system supply and for sale to large industrial plants and the municipalities served by the Company as well as natural gas resellers. Energy was formed to hold investments and engage in other activities related to the natural gas business.

Financial Information About Industry Segments
---------------------------------------------

     The Company is engaged in principally one industry as described above and has no other reportable industry segments.


Narrative Description of Business
---------------------------------

General -

     The  Company  distributes  natural  gas  to  residential,   commercial,
industrial and municipal customers in a substantial portion of the southcentral and eastern sections of North Carolina. The population in the Company's franchised territory is approximately 2,474,000. Principal cities or towns served include Albemarle, Dunn, Fayetteville, Goldsboro, Greenville, Indian Trail, Kinston, Lumberton, New Bern, Monroe, Roanoke Rapids, Rockingham, Rocky Mount, Smithfield/Selma, Southern Pines, Wilmington and Wilson.

     The Company's service area is attractive to industry due largely to good climate, favorable labor relations, responsible local and state government, good transportation, and the proximity of this area to major markets.

     Industrial activities in the service area are diverse. The Company serves customers engaged in the manufacture of brick and ceramics, chemicals, fertilizers, glass, nuclear fuels, textiles, plywood and other wood products, and in the processing of aluminum and other metals, tobacco, rubber, dairy and food products. The Company also provides natural gas service to three large military bases and two electric utilities.

     Following is a summary of operating revenues (in 000's) by major customer classification for the years 1992 through 1996:

                              1992       1993      1994      1995      1996
                              ----       ----      ----      ----      ----

Residential & Commercial   $ 47,534   $ 57,163  $ 58,748  $ 51,841  $ 78,849
Municipalities for Resale    21,448     22,312    23,471    20,189    31,545
Industrial/electric power
generation                   81,528     93,670    78,118    73,642    86,244
                            -------    -------   -------   -------   -------

Total Operating Revenues   $150,510   $173,145  $160,337  $145,672  $196,638
                            =======    =======   =======   =======   =======

     The above amounts include revenues from both gas sold to customers and for transportation of customer-owned gas. The Company's revenues from transportation are lower than from sales because it does not incur or bill the commodity cost of gas for transported volumes. However, the Company generally earns the same margin on a dekatherm (dt) of gas whether transported or sold because transportation rates exclude only the commodity cost of gas which the customer pays directly to his supplier.

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

     Operating revenues declined to $145.7 million in 1995 from $160.3 million in 1994 primarily due to a reduction in gas costs.The average commodity cost of gas declined to an average of $1.68 per dt from $2.21 per dt in 1994. However, increased throughput, together with customer growth which provided additional facilities charges, somewhat offset the decline in revenues related to lower gas costs.

     Operating revenues increased to $196.6 million in 1996 from $145.7 million in 1995 due primarily to: (1) the general rate increase effective November 1, 1995; (2) increased sales volumes caused by customer growth and colder winter weather; (3) higher natural gas commodity prices; (4) a switch to more sales service and less transportation volumes in 1996 compared to 1995; and
(5) an increase in customer base.


Natural gas supply -

     During 1996 the Company received 10,268,605 dt of natural gas under its firm sales contract with Transco. It purchased 31,027,167 dt in the spot market or from other non-traditional sources, including long-term contracts with seven major producers and two national natural gas marketers. The Company also transported 12,826,084 dt of customer-owned gas in 1996. The outlook for natural gas supplies in the Company's service area remains favorable as both Transco and Columbia are "open access" pipelines, and the Company has many sources of gas available on a firm basis. Nationally, gas supplies are adequate and no supply curtailments are anticipated, although pipeline capacity along the east coast of the U.S.A. is expected to be tight if winter weather is colder than normal.

     See Page 10 of this report for additional information regarding federal regulation of interstate pipelines.

     The following table summarizes the supply sources which are under contract or otherwise available to the Company as of November 1, 1996:

                                                 Maximum              Contract
                            Daily                Annual              Expiration
                         Deliverability (a)     Quantity (a)            Date
                         ------------------     ------------         ----------
                             (dt)                 (dt)

Transco -
 Firm Transportation (FT)     145,935   (b)        53,266,275          2013
 Firm Sales (FS)               55,935              20,416,275          2001
 General Storage (GSS)          2,070                  98,790          2013 (c)
 Washington Storage (WSS)      32,154   (d)         2,734,180          1998
 Liquefied Gas Storage (LG-A)   5,320                  26,600          2016
 Southern Expansion (FT)       16,871   (b)(e)      2,444,553          2005
 Eminence Storage (ESS)        39,373   (h)           316,914          2013

Columbia Gas Transmission -
 Firm Transportation (FT)      19,801   (b)         7,227,365          2004
 Firm Storage Service (FSS)     5,199                 223,238          2004
 Firm Storage Service (FSS)       -                   256,227 (j)      1997

Amerada Hess -
 Firm Sales                    15,000   (f)(g)      3,732,750          2004

Enron Gas Marketing -
 Firm Sales                    15,500   (e)(g)      2,340,500          1998

Exxon Company, U.S.A. -
 Firm Sales                    14,880   (g)         5,431,200          2003

Pan Energy Trading
 and Market Services -
(formerly Mobil)               24,880   (g)         9,081,200          1997

Natural Gas Clearinghouse -
 Firm Sales                     9,947   (e)(g)      1,501,997          1999

Texaco -
 Firm Sales                    21,740   (f)(g)      5,422,740          1998

Amoco -
 Firm Sales                     9,400   (e)(g)      2,489,400          1998

Natural Gas Clearinghouse       9,621   (g)         3,511,665          1998
 (formerly Chevron)

Vastar (Arco)                  10,000   (e)(g)      1,510,000          1998

LNG Plant (Company owned)      80,000   (i)         1,000,000          N/A

(a) Quantities are shown in dekatherms (dt) (one dt equals 1,000,000 Btu or one Mcf at 1000 Btu/cu. ft.). Transco demand billings were converted from Mcf determinants to dt determinants on October 1, 1996 as required by FERC Order 582.

(b) Firm  Transportation  (FT)  contracts are for pipeline  capacity  only.
The Company is responsible for acquiring its own gas supplies to be transported on a firm basis under the FT contracts. Gas supplies are available under the Transco FS Agreement, other long-term agreements (See (g) below), multi-month term agreements or agreement of one month or less for supplies purchased in the spot market.

(c) The Company's GSS storage capacity quantity was revised from 103,500 dt to 98,790 dt effective July 1, 1996 per an application filed by Transco in Docket CP96-226-00 and approved by the Federal Regulatory Commission (FERC). Transco's application was filed pursuant to a settlement with GSS customers reducing storage contract quantities to reflect declines in deliverability from certain storage facilities used to provide the GSS service. The Company has signed a new GSS agreement extending through March 31, 2013, reflecting the reduced storage capacity quantity.

(d) Washington Storage volumes may be withdrawn to the extent that the basic contract gas from Transco or other suppliers is unavailable on any day or if the Company elects to take such gas instead of other supplies.

(e)   Winter months only (November through March).

(f) Provides for a lower daily deliverability volume in the summer period (April through October).

(g) The Amerada Hess, Enron, Exxon, Pan Energy, Natural Gas Clearinghouse (2 contracts), Texaco, Vastar (Arco) and Amoco contracts are for gas supply only - no pipeline capacity is included. Supplies purchased from these suppliers flow on the Company's FT contracts with Transco and Columbia (See (b) above).

(h) Transco salt dome storage capacity allocated to customers of Transco FS sales service by mandate of FERC Order 636. Transco schedules injections and withdrawals of gas from Eminence storage capacity under agency agreements with the Company and the other FS sales service customers.

(i) Deliverability of Company's transmission pipeline capacity to distribute supplies withdrawn from storage at the Company's LNG Plant under normal operating conditions. Total vaporization capacity from the LNG Plant is approximately 120,000 Mcf/day.

(j) NCNG contracted for additional FSS storage capacity for a term ending March 31, 1997 in order to increase days of FSS availability during the 1996-97
winter season.   The   additional   storage   capacity  does  not  increase the
daily deliverability from FSS storage.

     In addition to its basic year-round firm transportation (FT) contract with Transco providing 145,935 dt per day, the Company has approximately 17,000 dt per day of additional winter season FT capacity from Transco's Southern Expansion. The Company has also converted 100% of its original Columbia sales contract to a combination of firm transportation and firm storage service under Columbia's November 1, 1993 service restructuring mandated by the Federal Energy Regulatory Commission's Order 636. The FT contracts enable the Company to acquire gas directly from producers or other natural gas marketers and have the gas transported on a firm basis at delivered costs that reflect the market price of natural gas in any month. Many of the Company's industrial and large commercial customers have the capability to burn a fuel other than natural gas, and these customers will generally switch from gas when it costs more than the alternative fuel (primarily residual oil, distillate oil or propane). Some of these same customers prefer to acquire their own gas supplies, and the Company works with each pipeline and the customers to arrange transportation service for them when possible. End-user transportation volumes decreased 25% in 1996 from 1995 due primarily to higher spot market gas prices compared to the previous year. The Company's primary objectives are to secure adequate and reliable gas supplies on reasonable terms and conditions consistent with its obligation to provide service to its firm service customers at the lowest reasonable cost. Spot market purchases will continue to be utilized primarily in the off-peak months (generally March through November) when such transactions offer economic savings compared to other firm purchase options.

     As of November 1, 1996, the Company had entered into long-term gas supply contracts with major producers or national natural gas marketers for firm supplies in the winter season totaling 126,568 dt/day on Transco and Columbia. Additionally, the Company has a firm sales contract with Transco to provide gas supplies of 55,935 dt/day which the Company uses as its primary "swing" supply to accommodate changes in the level of demand on its system.

     The Company has a liquefied natural gas (LNG) storage plant which provides 80,000 dt per day to the Company's peak-day delivery capability.


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

     The Company has nonexclusive franchises from 51 municipalities in which it distributes natural gas and four municipalities to which the Company sells or transports gas for resale. The expiration dates of those franchises which have specific expiration provisions are from 1999 to 2015. The franchises are substantially uniform in nature. They contain no restrictions of a materially burdensome nature and are adequate for the Company's business as presently and as now proposed to be conducted. The Company, in addition, serves 14 communities from which no franchises are required.

     On August 16, 1996 in Docket No. G-100, Sub 69, the NCUC granted to the Company a Certificate of Public Convenience and Necessity to provide natural gas utility service in Camden, Currituck, Dare and Tyrrell Counties and all of the previously unfranchised parts of Montgomery and Moore Counties.


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

     The Company normally injects gas into storage during periods of warm weather and withdraws it during periods of cold weather. The storage and various other contracts as shown on Pages 5 and 6 provide adequate daily supply to meet the Company's peak day-requirements.

     Short-term debt is used for the seasonal financing of stored gas inventories and for the Company's ongoing construction program prior to obtaining long-term financing. These loans, either conventional notes or bankers' acceptances, are normally repaid from the funds generated by the winter sale of the stored gas. At September 30, 1996, $3.0 million in short-term debt was outstanding compared to $27.0 million at September 30, 1995. The $27.0 million outstanding at September 30, 1995 is classified as long-term debt on the Company's balance sheet due to the Company's refinancing of this amount in a private placement of $30.0 million of 7.15% Senior Notes due 2015. This transaction closed November 10, 1995, and all short term debt was repaid.

Nonutility Businesses -

     Exploration was formed in 1974 when the NCUC approved and authorized customer participation in four exploration and development programs. Effective June 7, 1994, the Company and the other three natural gas distribution utilities in North Carolina sold their combined interests in all of the exploration and development programs in which Exploration was involved. Exploration's share of the net proceeds was $615,000, of which $144,500 was deposited in an escrow account to remain until December 31, 1995 to cover any potential claims presented by the buyers. At December 31, 1995, no claims had been presented and the $144,500 in escrow was transferred to the Company. In 1996, NCNG Exploration marketed natural gas and sold 3.8 million dt of off-system gas on which Exploration realized a profit margin of $602,000.

     Cape Fear was formed in 1980 to make investments without customer participation in future exploration and drilling programs. Cape Fear has no material remaining commitments but may make some minor additional investments for development of successful prospects. The Company's current activities relate primarily to marketing of natural gas. In 1996, Cape Fear sold 7.1 million dt of natural gas to NCNG customers and earned a profit margin of $178,000 on such sales.

     Energy was formed in 1995 to hold investments and engage in other activities related to the natural gas business. Energy has become a 5% equity owner in Pine Needle LNG Company, LLC which owns a site near Transco's main line north of Greensboro, North Carolina, and plans to build and operate a 4 Billion Cubic feet (BCf) liquefied natural gas (LNG) plant to be in service by the 1999-2000 winter heating season. Additionally, Energy has become a 5% equity owner in another company called Cardinal Expansion Company, LLC which will take over an existing intrastate pipeline now owned by Piedmont and Public Service and then extend that pipeline from Burlington, North Carolina, to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina.

     The Company also engages in the sale of propane to customers which do not have access to natural gas, through its propane division. Sales of propane, aided by a colder than normal winter, increased 33% to 7.2 million gallons in 1996, which resulted in a pretax income of $1.5 million compared to $725,000 in 1995.

Regulations and rates -

     The Company is subject to regulation by the NCUC as to rates, service area, adequacy of service, safety standards, acquisition, extension and abandonment of facilities, accounting and issuance of securities. The Company operates only in the State of North Carolina and is not subject to Federal regulation as a "natural gas company" under the Natural Gas Act.

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to $4.2 million in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc. (CUCA) and other intervenors in the rate case. The Order provides for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity nor the capital structure used to calculate revenue requirements. The Order provides for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of serving the various customer classes. The Order establishes several new rate schedules, including an economic development rate to assist in attracting new industry to the Company's service area and a rate to provide standby, on-peak gas supply service to industrial and other customers whose gas service would otherwise be interrupted.

     Also as part of the October 27, 1995 Rate Order, the NCUC approved:

     - Continuation  of  the  Weather  Normalization   Adjustment  (WNA)
       mechanism originally approved in 1991 (See below).
     - Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995 (See below). The PSVA, while narrower in scope than the IST, protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an alternative fuel while providing that all actual margins earned on deliveries of gas to such customers shall be flowed through to all other customers.
     - An increase in depreciation rates for certain distribution plant.
     - The increased depreciation rates account for approximately $750,000 of the $4.2 million annual revenue increase.
     - The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.

     The WNA benefits both the Company and its space heating customers by reducing large swings in customers' bills and Company revenues due to fluctuations in winter weather. This WNA Rider increases margins to the Company on its temperature sensitive load during warmer than normal winter weather and decreases the margin during colder than normal weather. In Fiscal 1996, winter weather was 5% colder than normal and, accordingly, the WNA decreased net billing to customers by $1.5 million.

     The Company's rate tariff for Fiscal 1995 contained an IST Rider. The purpose of the IST is to stabilize the Company's margin (difference between revenues and purchased gas cost) earned from sales or transportation to interruptible industrial customers who use heavy fuel oil as an alternative fuel. To the extent that actual margins realized from sales or transportation to such customers exceed, or are less than, the margins included in the Company's 1991 general rate case for IST volumes, refunds payable or additional receivables are recorded. The actual margin earned from IST deliveries were more than the base period margin by $1.4 million in 1995 and less than the base period margin by $3.9 million in 1994.

     The NCUC, in a general rulemaking proceeding, revised its Purchased Gas Adjustment (PGA) procedures in April 1992. The revised procedures continue to allow the Company to recover all of its prudently incurred gas costs, but such procedures provide for several significant changes which include: (1) the establishment of a benchmark commodity cost of gas which represents the Company's estimate of the actual commodity cost of gas from all suppliers that it will incur in a future period; (2) the recovery of 100% of prudently incurred fixed costs of pipeline capacity and storage costs, including costs of any new capacity added since the last general rate case; (3) the notice period for requesting PGA rate changes was reduced to 14 days from 30 days; (4) the establishment of a tariff provision which allows the Company to recover margin losses from negotiated rates to non-IST large commercial and industrial customers; (5) a true-up of fixed gas costs recovered from the Company's customers; (6) a true-up of the Company's lost, unaccounted for and Company use volumes compared to such volumes included in the last general rate case; and (7) an annual review of the Company's gas costs, including the prudence thereof, by the Public Staff of the NCUC and a hearing before the NCUC. The Company's annual review of its gas costs for the 12 months ended October 31, 1995 was held in April 1996. The NCUC found the Company's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund established for the Company's system under legislation passed by the North Carolina General Assembly in 1991. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In 1996, the Company began acquiring rights-of-way and performing necessary environmental studies. It is expected that the construction of the project will begin in 1997 and the project will be completed in 1998. The Company estimates the total cost of the project will be approximately $18.8 million. The Expansion Fund will provide $12.4 million based on the economic feasibility analysis approved by the NCUC.

     In April 1996, the Company filed with the NCUC its annual true-up of lost, unaccounted for and company use volumes for 12 months ended October 31, 1995. Because such volumes exceeded the base period amounts included in the 1995 general rate case, the Company recouped $209,000 in 1996 from the true-up by charging that amount to the deferred gas cost account for future recovery in rates from customers.

     On December 22, 1995, the NCUC issued an Order in Docket No. G-100, Sub
67 revising the sharing mechanism for Buy/Sell and Interstate Pipeline Capacity Release transactions effective November 1, 1995. This new Order broadened the scope of covered transactions to include all "secondary market transactions" that involve use of the Local Distribution Company's firm transportation or storage capacity rights on pipelines, the costs of which capacity are recovered from utility customers. This Order changed the customer's and the Company's portions of the sharing of net compensation from 90%/10% to 75%/25%, respectively. Total secondary market transactions increased to $2.4 million in 1996 compared to $1.3 million in 1995 due primarily to higher gas prices which provided the Company with the opportunity to do more of these types of transactions.

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

Competition -

     With the exception of four municipalities that operate municipal gas distribution systems within the Company's service territory, the Company is the sole distributor of natural gas in its franchise service territory. Natural gas competes with electricity, residual fuel oil, distillate fuel oil, propane and, to a lesser extent, coal. The Company has the lowest residential rates in North Carolina and is in a favorable competitive position.

     During 1996, approximately 59% of total throughput on the Company's system was to customers having alternative fuel usage capabilities under interruptible rates. However, the Company's PGA and PSVA tariffs allow it to negotiate rates lower than the filed tariff rates and recover the lost margin from core market customers to keep industrial customers from leaving the system when the price of their alternative fuel is lower than the gas tariff rate. The PSVA requires that all margins earned from the eight PSVA customers must be flowed through to all other customers. Although the Company has benefited from the favorable spread between the prices of both No. 2 fuel oil and propane compared to natural gas and has remained competitive in most instances with No. 6 fuel oil, the market could be affected by volatility in the price of fuel oil as well as increases in the price of natural gas.

Environmental matters -

     The Company is subject to regulation with regard to environmental matters by various Federal, state and local authorities. During fiscal year 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant (MGP). The Company retained an environmental services consulting firm which has estimated the costs of investigation and remediation of this site based on its work to date to be between $1.4 million and $2.8 million. The Company owns another site of a former MGP site in New Bern, North Carolina, and was the former owner of three other similar sites on which no significant environmental problems have arisen. The Company believes that any appreciable costs will be recovered from third parties, including liability insurance carriers, or in natural gas rates. In its October 27, 1995 Rate Order, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.


Other -

     FASB Statement No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including maturities) at September 30, 1996, is approximately $66.7 million as compared to a carrying value of $65.0 million, and at September 30, 1995, the estimated fair value was approximately $63.7 million as compared to a carrying value of $64.0 million.

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard on October 1, 1996 and does not expect that adoption will have a material impact in the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the gas utility industry.

     During October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages companies to adopt a fair value-based method of accounting for their employee stock compensation plans. It allows companies to continue to follow the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." However, pro forma disclosure in the Notes to Consolidated Financial Statements of net income and earnings per share, as if the fair value-based method of accounting had been applied, is required. Statement No. 123 disclosure requirements will be adopted in Fiscal 1997. The disclosure requirements will not affect the financial position or results of operations.

     The  FASB  issued  Statement  No.  106,   "Employers'   Accounting  for
Postretirement Benefits Other Than Pensions," which requires accounting for these benefits on an accrual basis using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive the benefits. The NCUC approved the same in the Company's most recent general rate case decided October 27, 1995. The Company is not currently funding this plan.

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

     Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The adoption of Statement No. 109 resulted in additional deferred income taxes and related regulatory assets and liabilities. The net regulatory liability is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     Natural gas expansion funds were authorized for use by the North Carolina natural gas distribution companies through legislation passed in 1991 by the North Carolina General Assembly, and an expansion fund for NCNG was approved by the NCUC in February 1993 to be funded initially by refunds the Company had received from its pipeline suppliers. As of September 30, 1996, the Company had remitted $10.4 million of pipeline refunds and accrued interest to the expansion fund, and it has an additional amount of $5.7 million in gas supplier refunds currently available for possible inclusion in the Company's expansion fund. Subsequent to year end the Company transferred an additional $3.9 million to the expansion fund.

     During the next two years, the Company plans to expand its pipeline approximately 71 miles from Mount Olive through Duplin and Onslow counties to Jacksonville and the Marine Base-Camp Lejeune. NCNG received NCUC approval for this project in August 1995, and preliminary work to acquire necessary permits and rights-of-way along the route is underway. Of the approximately $18.8 million in capital costs of this project, approximately $12.4 million will be provided by the Company's expansion fund administered by the Commission. Duplin and Onslow counties presently have no natural gas service, and Jacksonville represents the second most populous unserved area in NCNG's service territory. The Marine Base-Camp Lejeune will be the largest customer of this pipeline extension. Limited distribution systems are planned for the towns of Kenansville and Faison in Duplin County as well as the City of Jacksonville in Onslow County. The availability of money from the expansion fund assures that this project will be profitable and will add value for NCNG's shareholders as NCNG's investment will be limited to only that portion that is economically feasible using net present value analysis techniques. The Duplin/Onslow project will be the first one funded by the expansion fund.

Employees -

     At September 30, 1996, the Company had 539 full time employees. Employee relations are good and the Company has not had any material work stoppage due to labor disagreements. The Company has a noncontributory Employee Retirement Plan for substantially all regular employees, provides a group life and extended hospital insurance program, and other employee benefits, including an employee stock purchase plan.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

                                                                     Date
                                                                    Elected
Name and Age*                  Title                                An Officer
--------------         ---------------------------                  ----------
Calvin B. Wells        Chairman, President and                       09/11/74
  Age - 60              Chief Executive Officer
Gerald A. Teele        Senior Vice President, Treasurer and          01/08/80
  Age - 52              Chief Financial Officer
James C. Buie          Vice President -  Computer Services           01/13/87
  Age - 49
Terrence D. Davis      Vice President - Operations  and              01/07/91
  Age - 51              Industrial Sales
Stuart B. Dixon        Vice President -                              01/10/89
  Age - 58              Government Relations
Ronald J. Josephson    Vice President - Financial Services           04/17/96
  Age - 38
John M. Monaghan, Jr.  Vice President - Gas Supply                   01/08/91
  Age - 44              & Transportation
Louis L. Hanemann      Vice President - Human Resources              01/10/89
  Age - 48
E. J. Mercier, Jr.     Vice President - Customer Service             09/07/77
  Age - 58
----------------------------

* As of December 1, 1996


   The executive officers of the Company are appointed annually by the Board of Directors immediately following the annual meeting of stockholders. The present term of all executive officers expires on January 14, 1997, the date of the next annual meeting of stockholders.

   All of the executive officers have been employed by the Company in the position indicated or other similar managerial positions for more than five years except for Ronald J. Josephson who was employed on April 17, 1996 as Vice President-Financial Services. Prior to joining the Company, he was audit manager with Arthur Andersen LLP in Atlanta, Georgia.

   There is no family relationship between any of the executive officers or directors.

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Item 2.  Properties
-------------------

     The Company owns approximately 1,033 miles of transmission pipelines of two to 16 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to the Company at various points conveniently located with respect to the Company's distribution area. Columbia delivers gas to one delivery point near the North Carolina-Virginia border. Gas is distributed by the Company through 2,589 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

     During Fiscal 1996, the Company invested approximately $15.8 million in new plant facilities. Approximately 7,350 natural gas and 500 propane residential and small commercial customers were added along with several new industrial customers. In Fiscal 1986, the Company completed and placed in service a liquefied natural gas storage plant on its system to provide additional peak day gas supply for future growth in customer demand. The LNG plant enabled the Company to establish an all-time high peak-day sendout of 265,354 dekatherms on February 4, 1996.

     As discussed elsewhere in this report, Cape Fear Energy Corporation participated in several oil and gas exploration and development programs for several years. The Company's interest in these oil and gas programs is not material to the Company's overall operations.



Item 3.  Legal Procedures
-------------------------

     None, other than those related to issues before the North Carolina Utilities Commission and the North Carolina Department of Environment, Health and Natural Resources discussed above and in Note 9 to the Company's
Consolidated Financial Statements for the year ended September 30, 1996, and other routine litigation incidental to the Company's business.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of NCNG's security holders during the three months ended September 30, 1996.

                                 PART II


Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters
--------------------------------------------------

     Principal market - The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol NCG).

     Approximate  number of  holders of common  stock - The  number of  holders of record of the  Company's common stock as of  November 25, 1996:  5,094

     Stock price and dividend information -

     The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1996 and 1995.

QUARTER   Sept. 30  June 30  Mar. 31  Dec. 31 Sept. 30  June 30  Mar. 31 Dec. 31
ENDED      1996       1996     1996    1995    1995      1995     1995    1994
          --------  -------  -------  ------- --------  -------  ------- -------

COMMON STOCK
PRICES -
High . .   $31.875  $28.750   $27.25  $25.75   $22.25    $22.63  $23.38  $23.38
Low . .     27.250   24.875    25.00   22.00    20.50     20.88   20.75   19.75

Cash dividends
per share..$ .325   $  .325   $ .325  $ .305   $ .305    $ .305  $ .305  $  .29


     A quarterly dividend of 32.5(cent) per share was declared by the Board of Directors payable on December 13, 1996 to holders of record on December 2, 1996. Cash dividends have been paid on common shares every year since 1969 and the annual dividend rate has been increased each year since 1979. Under terms of the Company's debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions. At September 30, 1996, approximately $14.8 million of the Company's retained earnings is unrestricted.

Item 6.  Selected Financial Data
--------------------------------

                                 Years Ended September 30,
------------------------------------------------------------------------------
                         1996       1995         1994        1993       1992
                         ----       ----         ----        ----       ----
               (Amounts in Thousands Except Per Share Data)

Operating Revenues     $196,638  $145,672      $160,337    $173,145   $150,510
Gross Margin             68,410    57,917        55,097      54,045     50,162
Net income               15,173    11,809        11,150      10,977      9,697
Earnings per share (1)     2.32      1.84          1.76        1.84       1.79
Cash dividends declared
 per share  (1)            1.28     1.205          1.14        1.06       .983
Total assets            232,779   214,880       205,631     194,178    186,550
Net utility plant       184,434   178,796       164,843     152,543    144,412
Capital expenditures     15,831    22,581        20,756      15,469     23,773
Long-term debt           63,000    62,000        37,000      39,000     45,088
Common equity           101,958    92,778        86,399      80,944     57,413
Book value per share     $15.51    $14.32        $13.57      $12.85     $10.54
Average number of
 common shares            6,526     6,410         6,331       5,981      5,414
Rate of return on
 year-end common equity   14.88%    12.73%        12.91%      13.56%     16.89%

(1) Reflects a 3-for-2 common stock split effective October 30, 1992.

Item 7.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations
-----------------------------------------------------


General

     North Carolina Natural Gas Corporation (NCNG or the Company) is engaged primarily in the business of transporting and distributing natural gas at regulated retail rates to customers in 65 cities, towns and communities, as well as at regulated wholesale rates to four municipal gas distribution systems, in southcentral and eastern North Carolina with a peak number of approximately 149,900 total natural gas customers for the year ended September 30, 1996. The Company also has a propane division with 9,300 customers. NCNG continues to expand its transmission and distribution systems to keep pace with the economic development in residential, commercial and industrial growth in its service area. The Company's financial condition and results of operations are substantially dependent upon its receiving adequate and timely increases in rates, which are regulated by the North Carolina Utilities Commission (NCUC).


Liquidity and Capital Resources

     The Company has bank lines of credit totaling $38.0 million, including $25.0 million on a committed basis. Borrowings under the lines can include bankers' acceptances and promissory notes not to exceed 90 days, with a maximum rate of the lending bank's commercial prime interest rate. At September 30, 1996, $3.0 million was outstanding at interest rates ranging from 5.64% to 5.69%, compared to debt outstanding of $27.0 million with interest rates ranging from 6.05% to 6.17% at September 30, 1995. The decrease of $24.0 million was due to the issuance of long-term debt, which was used to refinance amounts outstanding on these lines of credit and the level of cash generated by operating activities, which was $17.9 million in 1996. These sources were sufficient to cover the $15.8 million in capital expenditures and $8.4 million of dividend payments in 1996.

     NCNG uses the short-term bank loans as needed to finance construction expenditures, and it replaces the bank loans with permanent financing when total borrowings approach the maximum level available under the lines of credit or when conditions are favorable for obtaining long-term capital. On November 10, 1995, the Company issued in a private placement of $30.0 million of 7.15% Senior Notes, due 2015, and all of the short-term debt then outstanding was repaid.

     Construction expenditures of $15.8 million in 1996 were lower than 1995 by $6.7 million. This was due primarily to the completion of the Company's transmission line from a point near Goldsboro to Mount Olive in southern Wayne County in 1995, with no similar expenditures in 1996. The Company has budgeted 1997 construction expenditures of $41.3 million, including approximately $17.0 million for system strengthening, compressors and related projects as well as $5.4 million for the expansion project to Duplin and Onslow counties.

     The Company's ratio of long-term debt to total capitalization was 38.9% at September 30, 1996, down from 40.8% at September 30, 1995, due to an increase in overall debt of only $4.0 million compared to an increase in stockholders investment of $9.2 million. The Company does not anticipate the need to raise additional capital from the long-term debt market or from the public sale of common stock during Fiscal 1997. Management expects that the generation of net cash from operating activities together with its bank lines of credit and other sources will be sufficient to provide for its construction program and other capital needs during 1997. The Company expects to raise approximately $2.9 million of additional equity in 1997 from its Dividend Reinvestment Plan, its Employee Stock Purchase Plan and its Key Employee Stock Option Plan. Common equity realized from such sources totaled $2.4 million in 1996 and $2.3 million in 1995.

Results of Operations

Earnings -

     NCNG earned $15.2 million or $2.32 per share in 1996, compared to $11.8 million or $1.84 per share in 1995 and $11.1 million or $1.76 per share in 1994. The 29% increase in earnings in 1996 as compared to 1995 was primarily due to:
(1) a general rate increase effective November 1, 1995; (2) higher throughput volumes driven by customer growth and colder-than-normal weather; (3) an increase in the customer base of approximately 5% which resulted in increased facilities charges as well as increased sales volumes; and (4) higher earnings realized by the Company's propane division and subsidiary gas marketing activities.

     The winter weather in fiscal year 1996 was 5% colder than normal and 24% colder than 1995. This caused total dekatherms (dt) delivered to increase nearly 2% to 53.1 million dt compared to 52.1 million dt in 1995.

     The increase in earnings in 1995 compared to 1994 was due to increased deliveries of natural gas in the industrial and municipal markets together with strong customer growth in the core market residential and commercial sectors.


Throughput and Margin -

     The Company's total throughput volumes in 1996 increased by 1.0 million dt to 53.1 million dt. Residential, commercial, and wholesale volumes increased 1.6 million, 1.0 million and 1.3 million dts, respectively, largely due to strong customer growth and colder weather. Total industrial throughput decreased 2.9 million dt primarily due to more weather-induced curtailments of the larger industrial boiler fuel customers who use heavy oil as an alternative fuel, a cooler than normal summer which decreased electric power generation and competition with alternative fuel sources.

     NCNG continued adding natural gas customers at an above-average growth rate in 1996. The addition of approximately 7,800 customers in 1996 represents a growth rate of 5% compared to the national average of less than 2% for all natural gas distribution utilities . Even though colder-than-normal weather in the winter increased sales of gas to residential, commercial and municipal customers, the Company did not realize a proportional increase in additional margin from such customers because of the operation of the Weather Normalization
Adjustment   (WNA)  mechanism  which   stabilizes  the  Company's  margin  from
space-heating customers based on normal weather. The WNA reduced margin $1.5 million in 1996 compared to an increase in margin of $1.8 million in 1995, as a result of colder weather in the winter of 1996 as compared to the same period in 1995.

    The following chart compares margins in fiscal years 1996 and 1995 by customer class:

                                                          Margin
                                         --------------------------------------
                                                            Increase (Decrease)
                                                           --------------------
Customer Class                            1996     1995    Amount          %
--------------                            ----     ----    ------       -------
                                                          (In Thousands)

Residential                             $24,229  $17,349   $6,880        39.7%
Commercial and Small Industrial          13,771   10,057    3,714        36.9
Industrial & Electric Power Generation   22,824   23,868   (1,044)       (4.4)
Municipal                                 7,586    6,643      943        14.2
                                         ------   ------   ------        -----
 Total                                  $68,410  $57,917  $10,493        18.1%
                                         ======   ======   ======        =====

     The residential, commercial and small industrial and municipal margins increased primarily due to the general rate increase, colder-than-normal weather and customer growth which increased volumes by 3.9 million dt. Industrial and electric power generation margins decreased due to the Company's general rate case, which lowered industrial and electric power generation rates, and lower volumes due to curtailment of interruptible customers.

     The Company's total margin growth in 1995 was $2.8 million, but NCNG's total throughput in 1995 increased 5.0 million dt, or 10.6%, to 52.1 million dt. Weather in both 1995 and 1994 was warmer than normal, so weather had no significant impact on annual throughput in 1995.


Revenues and Cost of Gas -

     In the natural gas distribution industry in recent years, gross margin rather than revenues has become a more valid indicator of the results of operations. Two factors account for this change: (1) the steadily increasing incidence of customers acquiring their own gas supplies for transportation, and
(2) the increased volatility in the commodity price of natural gas. NCNG's transportation volumes decreased in 1996 after four consecutive years of growth. Transportation volumes were 12.9 million dt in 1996 compared to 17.3 million dt in 1995 and 13.5 million dt in 1994. Conversely, the Company's sales volumes increased 5.5 million dt, growing to 40.2 million dt in 1996 compared to 34.7 million dt in 1995 and 33.5 million dt in 1994. In general, the margin earned on gas transported is equal to the margin earned on gas sold; however, transportation, which replaces sales, results in lower revenues because transportation rates exclude the commodity cost of gas which is paid by the customer directly to its gas supplier. The Company still delivers the gas and earns transportation revenue equivalent to the margin contained in a comparable sales rate.

     Gas costs increased by approximately $40.5 million in 1996, primarily due to a significant increase in the commodity cost of gas to an average of $2.51 per dt in 1996 from $1.68 per dt in 1995. Additionally, the Company's fixed charges increased slightly due to an increase in pipeline demand and storage charges, offset by a decrease in reservation fees.

     The Company's operating revenues increased $51.0 million in 1996 because of the increase in gas costs, the switch by industrial customers from transportation to sales services, a general rate increase and customer growth.

     Operating revenues decreased $14.6 million in 1995 due to a combination of factors, including lower gas costs and the shift to more transportation than sales services and less sales to large customers in 1995 compared to 1994. These factors were partially offset by strong customer growth and a slight increase in net throughput.


Operating Expenses and Taxes -

     NCNG's total operating expenses and taxes increased to $49.7 million in 1996, compared to $42.7 million in 1995 and $40.7 million in 1994. As a percentage of margin, the 1996 amount was 72.6%, down slightly from 73.7% in 1995, and 73.9% in 1994. Operations and maintenance expenses increased to $23.1 million in 1996, compared to $21.1 million in 1995 and $19.5 million in 1994. This increase was primarily due to increased customer collections expense, including an increase in the allowance for doubtful accounts, higher distribution maintenance and transmission operation expenses, higher wages and higher costs associated with administration, customer service and sales promotion efforts associated with the rapidly growing customer base.

     The Company's depreciation rates must be approved by the North Carolina Utilities Commission. In connection with the Company's general rate case effective November 1, 1995, the composite depreciation rate was increased to 3.5% for 1996 from 3.2% in 1995 and 1994. Accordingly, the increases in depreciation expense relates to the increases in both the depreciation rate and gross plant investment.

     The most significant component of general taxes is gross receipts taxes related to operating revenues. Therefore, the increase in general taxes in 1996 is in line with the higher operating revenues. General taxes also includes payroll and property taxes which have increased in each of the years 1996, 1995 and 1994 due to the Company's increasing payroll caused by higher wages and its additional investment in plant in service.

     Income tax expense increased in 1996 and is in line with the increase in pretax income. The effective income tax rate of 37.9% for 1996 is not significantly different than 1995 and 1994, with the equity component of allowance for funds used during construction being the largest variable influencing the effective tax rate.


Other Matters

     On October 27, 1995 the NCUC issued its Order granting a general rate increase amounting to approximately $4.2 million in annual revenues effective November 1, 1995. See Note 2 to the Consolidated Financial Statements for further discussion.

     As reported in prior years, the Company retained an environmental services consulting firm which has estimated the cost of investigation and remediation of the Kinston manufactured gas plant (MGP) site to be between $1.4 million and $2.8 million. The Company believes that any appreciable costs not previously provided for will be recovered from third parties, including liability insurance carriers, or in natural gas rates as approved by the Commission in the October 1995 Rate Order.

    The Company also owns another site of a former MGP site in New Bern, North Carolina, and was a previous owner of three small former MGP sites. No significant problems have arisen to date.

    NCNG is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to the Company for certain costs that are expected to be recovered from customers through the rate making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate making process.

    In the event that all or a portion of the Company's operations are no longer subject to the provisions of Statement No. 71, NCNG would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to the other assets, including plant, and write down the assets, if impaired, to their fair value. To date, no such write downs or write offs have been made, nor are expected to be made in the future.


Significant Trends

    The natural gas industry continues to evolve into a more competitive environment. The Company completed its third full year of operations under the requirements of FERC Order 636, which is applicable to all U.S. interstate pipelines including the two serving the Company. NCNG has a balanced gas supply portfolio which provides security of supply at the lowest reasonable cost as the NCUC has found in all of the Company's annual prudency reviews, the most recent of which was completed in April 1996. The Company has experienced no major problems due to Order 636.

    In response to the growth of the natural gas business in North Carolina, NCNG established a new subsidiary, NCNG Energy Corporation, in August 1995 to participate in two partnerships with subsidiaries of Transco, Piedmont Natural Gas Company (Piedmont), and Public Service Company of North Carolina (Public Service), regarding gas supply and pipeline projects affecting the entire state. NCNG Energy Corporation has become a 5% equity owner in Pine Needle LNG Company, LLC, which owns the site and plans to build and operate a 4 BCf liquefied natural gas plant (LNG) at a site near Transco's main line north of Greensboro, North Carolina. This is scheduled to be in service by the 1999-2000 winter heating season. NCNG has committed to take 10% of the capacity in order to support continuing growth in customer base which is expected for the next five years. Additionally, NCNG Energy and its partners have organized another company, called Cardinal Expansion Company, LLC (Cardinal), which will take over an existing intrastate pipeline now owned by Piedmont and Public Service. The pipeline will be extended from Burlington, North Carolina to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina near NCNG's service territory. The expanded Cardinal Pipeline would enable the Company to take substantial additional volumes of natural gas year-round into the middle of its system. NCNG Energy has a 5% equity interest in Cardinal, also.

     In August 1995, the NCUC approved the Company's Duplin/Onslow counties expansion project. The Marine Base-Camp Lejeune will be the largest customer of this pipeline extension, with service expected to begin in 1998. See Note 2 to the consolidated financial statements for further discussion. In addition to the Duplin/Onslow counties project, the Company is also considering other expansion projects that it may Seek NCUC approval to construct after the Duplin/Onslow counties project has been completed.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


Consolidated Balance Sheets
As of September 30,                            1996                    1995
                                              ------                  ------

Assets

GAS UTILITY PLANT:
 In service                              $277,212,557            $263,067,155
 Less - Accumulated depreciation
   and amortization                        95,577,971              86,493,283
                                         ------------            ------------
                                          181,634,586             176,573,872
 Construction work in progress              2,799,702               2,222,026
                                         ------------            ------------
                                          184,434,288             178,795,898
                                         ------------            ------------
INVESTMENTS:
 Nonutility property, less
  accumulated depreciation
  (1996, $2,357,794; 1995, $2,589,057)      3,588,646               3,085,837
 Investment in joint ventures, net of
  accumulated depletion and amortization
  (1996, $3,057,671; 1995, $3,055,507)        743,872                 287,254
                                          -----------             -----------
                                            4,332,518               3,373,091
                                          -----------             -----------
CURRENT ASSETS:
 Cash and temporary cash investments        1,116,794               1,639,055
 Restricted cash and temporary
  cash investments                          5,690,906               4,785,259
 Accounts receivable, less allowance
  for doubtful accounts (1996, $747,455;
  1995, $566,109)                          17,301,776              12,951,505
 Recoverable purchased gas costs            3,236,612                    -
 Inventories, at average cost --
  Gas in storage                            9,982,528               7,207,177
  Materials and supplies                    2,724,821               2,367,880
  Merchandise                               1,308,728               1,310,892
  Deferred gas cost - unbilled volumes        323,621                 327,826
  Prepaid expenses and other                  195,476                 272,422
                                         ------------             -----------
                                           41,881,262              30,862,016
                                         ------------             -----------
DEFERRED CHARGES AND OTHER:
 Debt discount and expense, being
  amortized over lives of related debt        429,448                 285,786
 Prepaid pension cost                       1,435,243               1,217,009
 Other                                        265,794                 345,959
                                          -----------             -----------
                                            2,130,485               1,848,754
                                          -----------             -----------
                                         $232,778,553            $214,879,759
                                          ===========             ===========

(The accompanying notes are an integral part of these financial statements.)

Consolidated Balance Sheets                   1996                   1995
As of September 30,                           ----                   ----

Stockholders' Investment and Liabilities

CAPITALIZATION (See accompanying statements):
 Stockholders' investment                $101,958,192           $ 92,777,912
 Long-term debt                            63,000,000             62,000,000
                                          -----------            -----------
                                          164,958,192            154,777,912
                                          -----------            -----------
CURRENT LIABILITIES:
 Current maturities of long-term debt       2,000,000              2,000,000
 Notes payable                              3,000,000                   -
 Accounts payable                          16,338,770             12,390,101
 Refunds payable                                -                  3,646,043
 Customer deposits                          1,964,492              1,964,258
 Restricted supplier refunds                5,690,906              4,785,259
 Accrued interest                           2,333,881              1,625,964
 Accrued income and other taxes             4,280,610              1,870,643
 Other                                      2,265,360              2,290,013
                                          -----------            -----------
                                           37,874,019             30,572,281
                                          -----------            -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

OTHER CREDITS:
 Deferred income taxes                     21,015,394             20,583,612
 Regulatory liability related to
  income taxes, net                         2,923,772              3,300,446
 Unamortized investment tax credits         2,720,027              2,919,828
 Postretirement and postemployment
  benefit liability                         2,262,148              1,645,638
 Other                                      1,025,001              1,080,042
                                          -----------            -----------
                                           29,946,342             29,529,566
                                          -----------            -----------
                                         $232,778,553           $214,879,759
                                          ===========            ===========

(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Income
For the Years Ended September 30,      1996            1995          1994
                                      ------          ------        ------
OPERATING REVENUES                 $196,637,646    $145,672,779  $160,336,678
COST OF GAS                         128,228,053      87,755,318   105,239,767
                                    -----------     -----------   -----------
GROSS MARGIN                         68,409,593      57,917,461    55,096,911
                                    -----------     -----------   -----------
OPERATING EXPENSES AND TAXES:
 Operations                          19,831,398      18,256,361    16,739,190
 Maintenance                          3,256,690       2,814,200     2,738,814
 Depreciation                         9,447,598       8,048,658     7,372,928
 General taxes                        8,882,369       7,095,874     7,524,483
 Income taxes --
  Federal                             6,531,200       5,115,500     4,995,000
  State                               1,714,800       1,351,500     1,323,000
                                    -----------     -----------   -----------
TOTAL OPERATING EXPENSES AND TAXES   49,664,055      42,682,093    40,693,415
                                    -----------     -----------   -----------
OPERATING INCOME                     18,745,538      15,235,368    14,403,496
OTHER INCOME, NET                     1,003,662         886,212       722,582
INCOME FROM SUBSIDIARIES                423,990         136,503        79,274
                                    -----------     -----------   -----------
GROSS INCOME                         20,173,190      16,258,083    15,205,352
                                    -----------     -----------   -----------
UTILITY INTEREST CHARGES:
 Interest on long-term debt           5,215,417       3,476,458     4,126,636
 Other interest                          51,562       1,744,649       349,980
 Amortization of debt discount
  and expense                            35,439          26,691        78,559
 Allowance for funds used
  during construction                  (302,449)       (798,942)     (499,754)
                                    -----------     -----------   -----------
TOTAL UTILITY INTEREST CHARGES        4,999,969       4,448,856     4,055,421
                                    -----------     -----------   -----------
NET INCOME                         $ 15,173,221    $ 11,809,227  $ 11,149,931
                                    ===========     ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING     6,526,149       6,410,376     6,331,155

EARNINGS PER SHARE                        $2.32           $1.84         $1.76



(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Cash Flows
For the Years Ended September 30,        1996            1995        1994
                                        ------          ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                          $15,173,221     $11,809,227   $11,149,931
 Adjustments to reconcile
  net income to net cash provided
  by operating activities -
   Depreciation charged to:
    Operating expenses                9,447,598        8,048,658     7,372,928
    Other income                        181,977          396,934       340,887
    Amortization of deferred charges     37,604           43,045       168,954
    Deferred income taxes               431,782        1,682,249     1,838,672
    Investment tax credits             (199,801)        (201,864)     (202,800)
    Other                                21,602          995,184       537,469
    Changes in other current assets
     and liabilities:
     Accounts receivable, net        (4,350,271)      (1,156,109)      989,329
     Gas in storage                  (2,775,351)         884,033      (921,775)
     Materials, supplies
      and merchandise                  (350,572)         370,278      (763,150)
    Accounts payable                  3,948,669        2,714,657    (5,048,026)
    Refunds payable and recoverable
     purchased gas costs             (5,977,008)       5,695,168     4,442,298
    Accrued income and other taxes    2,409,967          186,047      (742,965)
    Other                              (120,079)        (939,630)      439,298
                                     ----------       ----------    ----------
    Net cash provided by
     operating activities            17,879,338       30,527,877    19,601,050
                                     ----------       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                 (15,831,057)     (22,580,779)  (20,756,334)
 Proceeds from sale of property          60,283            -         1,076,210
 Other, net                            (458,782)         (36,419)      (70,632)
                                     ----------       ----------    ----------
    Net cash used in
     investing activities           (16,229,556)     (22,617,198)  (19,750,756)
                                     ----------       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable, net      3,000,000       1,000,000    10,500,000
 Issuance of long-term debt, net
  of issuance coss                    29,820,898            -             -
 Retirement of long-term debt         (2,000,000)     (2,000,000)   (6,088,000)
 Retirement of short-term
  obligations to be refinanced       (27,000,000)           -             -
 Cash dividends paid                  (8,353,594)     (7,721,226)   (7,215,800)
 Issuance of common stock through
  dividend reinvestment plan,
  employee stock purchase plan
  and key employee stock option plan   2,360,653       2,291,170     1,520,426
                                      ----------      ----------    ----------
    Net cash used in
     financing activities             (2,172,043)     (6,430,056)   (1,283,374)
                                      ----------      ----------    ----------
Net (decrease) increase in cash and
 temporary cash investments             (522,261)      1,480,623    (1,433,080)
Cash and temporary cash investments,
 beginning of year                     1,639,055         158,432     1,591,512
                                      ----------      ----------    ----------
Cash and temporary cash investments,
 end of year                          $1,116,794      $1,639,055      $158,432
                                      ==========      ==========    ==========
Cash paid for:
Interest (net of amounts capitalized) $4,720,931      $5,063,788    $4,533,508
Income taxes (net of refunds)          7,225,821       5,328,827     5,653,288

(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements
  of Capitalization
  as of September 30,                    1996                  1995
                                       -------               ---------

STOCKHOLDERS' INVESTMENT:
 Common stock, par value $2.50;
  12,000,000 shares authorized;
  shares issued and outstanding:
  1996-6,572,823; 1995-6,477,200      $ 16,432,058           $ 16,193,000
 Capital in excess of par value         29,634,545             27,512,950
 Retained earnings                      55,891,589             49,071,962
                                       -----------            -----------
Total stockholders' investment         101,958,192             92,777,912
                                       -----------            -----------
LONG-TERM DEBT:
 Debentures, 8.75% Series B,
  due June 15, 2001                     10,000,000             12,000,000
 Debentures, 9.21% Series C,
  due November 15, 2011                 25,000,000             25,000,000
 Senior Debentures, 7.15%,
  due November 15, 2015                 30,000,000                   -
 Short-term obligations to
  be refinanced                               -                27,000,000
                                       -----------            -----------
                                        65,000,000             64,000,000
Less - Current maturities               (2,000,000)            (2,000,000)
                                       -----------            -----------
Total long-term debt                    63,000,000             62,000,000
                                       -----------            -----------
TOTAL CAPITALIZATION                  $164,958,192           $154,777,912
                                       ===========            ===========
CAPITALIZATION RATIOS:
 Stockholders' investment                     61.1%                 59.2%
 Long-term debt (including
   current maturities)                        38.9%                 40.8%
                                       -----------            ----------

                                             100.0%                100.0%
                                       ===========            ==========



(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements
of Retained Earnings
For the Years Ended September 30,        1996           1995           1994
                                        ------         ------         ------

BALANCE AT BEGINNING OF YEAR        $49,071,962    $44,983,961     $41,049,830

Net income                           15,173,221     11,809,227      11,149,931
Cash dividends on common stock
 (per share - $1.28 in 1996;
 $1.205 in 1995; and $1.14 in 1994)  (8,353,594)    (7,721,226)     (7,215,800)
                                     ----------     ----------      ----------

BALANCE AT END OF YEAR              $55,891,589    $49,071,962     $44,983,961
                                     ==========     ==========      ==========



















(The accompanying notes are an integral part of these financial statements.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies and Principles of Consolidation:

Basis of Presentation -
-----------------------

     North Carolina Natural Gas Corporation (NCNG or the Company) is in the business of providing natural gas, propane gas and related services to 159,000 customers in southcentral and eastern North Carolina. The Company's primary business is the sale and/or transportation of natural gas to over 95,000 residential customers, almost 12,600 commercial and agricultural customers, 436 industrial and electric utility customers located in 65 towns and cities and four municipal gas distribution systems which serve nearly 42,000 end users. Approximately 58% of the natural gas volumes are delivered to industrial and electric utility customers but no individual customer accounts for more than 7% of the Company's delivered gas volumes, revenues or margin. Industrial customers are geographically dispersed throughout the Company's service area, and they are classified into many different industries including the manufacture of brick and ceramics, chemicals, glass, nuclear fuels, textiles, paper and paperboard, plywood and other wood products and the processing of aluminum and other metals, tobacco, rubber, dairy and food products.

     The Company's natural gas business is regulated by the North Carolina Utilities Commission (NCUC). Its nonutility division serves propane gas to about 9,300 customers and sells and services gas appliances.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NCNG Exploration Corporation, Cape Fear Energy Corporation and NCNG Energy Corporation. (See Note 4.) All significant intercompany transactions have been eliminated in consolidation.

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

Utility Plant -
---------------

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

Depreciation -
--------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. In connection with the October 27, 1995 Rate Order, the NCUC approved an increase in depreciation rates of approximately $750,000. (See Note 2.) Depreciation was approximately 3.5% of the cost of total depreciable property in 1996 and 3.2% for 1995 and 1994.

Income Taxes -
--------------

     The Company uses comprehensive interperiod income tax allocation (full normalization) to account for temporary differences in the recognition of revenues and expenses for financial and income tax reporting purposes.

     Investment tax credits are deferred and amortized to income over the service lives, which are approximately 30 years, of the related property.

Recognition of Revenue -
------------------------

     The Company follows the practice of rendering customer bills on a cyclical basis throughout each month and recording revenue at the time of billing. The Company defers the cost of gas delivered but unbilled due to cycle billing and recognizes the revenue and cost of gas in the related period in which it is billed.

Temporary Cash Investments -
----------------------------

     Temporary cash investments are securities with maturities of 90 days or less. For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents.

Restricted Cash and Temporary Cash Investments and
 Restricted Supplier Refunds -
--------------------------------------------------

     In February 1993, the NCUC issued its Order establishing an Expansion Fund for the Company to be funded initially by refunds the Company had received from its pipeline suppliers. The investment and use of these funds has been restricted by a previous Order of the NCUC. Pursuant to the February 1993 Order, the Company has remitted a total of $10,440,000 through the fiscal year ended 1996 to the NCUC for the Expansion Fund. Subsequent to year end, the Company transferred an additional $3,895,000. These amounts represent certain pipeline refunds the Company had received, plus accrued interest earned on funds invested by the Company, since July 1991 when the North Carolina General Assembly enacted legislation authorizing the NCUC to establish expansion funds for all natural gas utilities franchised in North Carolina. At September 30, 1996, the refunds received plus accrued interest, which had not been remitted to the NCUC, amounted to $5,691,000 and are reported on the consolidated balance sheet in restricted cash and temporary cash investments and restricted supplier refunds.

     Pursuant to the NCUC Orders, the funds not yet transferred to the Expansion Fund are to remain segregated from the Company's general funds and, pending further order of the NCUC, may be remitted to the NCUC and used for expansion of the Company's facilities into unserved areas of the Company's franchised territory or, if not used for expansion, refunded to the Company's customers. Amounts remitted to the NCUC through September 30, 1996 are not included in the Company's financial statements because they are no longer controlled by the Company.

Fair Value of Financial Instruments -
--------------------------------------

     The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including current maturities) at September 30, 1996 is approximately $66.7 million as compared to a carrying value of $65.0 million and at September 30, 1995, the estimated fair value was approximately $63.7 million as compared to a carrying value of $64.0 million.

     Restricted   temporary  cash  investments  are  invested  primarily  in certificates of deposit and United States Treasury bills. The carrying values of these investments and all other financial instruments approximate fair market value.

Reclassifications
-----------------

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.


2.   Regulatory and Gas Supply Matters:

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to approximately $4,205,000 in annual revenues effective November 1, 1995. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc. and other intervenors in the rate case. The Order provided for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity nor the capital structure used to calculate revenue requirements. The Order provided for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of serving the various customer classes. The Order also established several new rate schedules, including an economic development rate to assist in attracting new industry to the Company's service area and a rate to provide standby, on-peak gas supply service to industrial and other customers whose gas service would otherwise be interrupted.

     As part of the October 27, 1995 Rate Order, the NCUC approved continued use of the Weather Normalization Adjustment (WNA) for the space heating market, originally approved in the December 6, 1991 Rate Order. The WNA stabilizes the Company's winter revenues and customers' bills by adjusting rates when weather deviates from normal. The nongas component of rates for space heating customers is adjusted upward when weather is warmer than normal and downward when weather is colder than normal. In Fiscal 1996, winter weather was 5% colder than normal, and accordingly, the WNA decreased net billings to customers by $1,540,000.

     Also, as a part of the October 27, 1995 Rate Order, the NCUC approved establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995. The IST, approved in the December 6, 1995 Rate Order, was designed to stabilize the
Company's  margin  earned  from  sales  and   transportation  to interruptible
industrial customers who use heavy fuel oil as an alternative fuel. To the extent actual margins realized from deliveries to such customers exceeded, or were less than, the base period margins from sales or transportation, refunds payable or additional receivables were recorded. The actual margins earned from IST deliveries were more than base period margins by $1,420,000 in 1995.

     The PSVA mechanism, while narrower in scope than the IST, protects the Company against loss of load from eight large fuel-switchable customers using heavy fuel oil as an alternative fuel, while providing that all actual margins earned on deliveries of gas to such customers should be flowed through to all other customers. The actual margin earned on gas delivered to PSVA customers and flowed through to all other customers was $827,000 for 1996.

     Finally, the NCUC approved the accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site in Kinston, North Carolina. (See Note 9.) The NCUC found that NCNG acted in a reasonable and prudent manner, and accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties, through December 31, 1994.

     On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3,005,000 from exploration and development activities. The recovery is a result of a true-up of distributions of costs and revenue benefits from the Company's exploration and drilling programs. A Final Order has not been issued by the NCUC, and as a result, no asset or gain has been recorded in these financial statements.

     On December 22, 1995, the NCUC issued an Order effective November 1, 1995, which required all natural gas utilities to flow through to customers 75% of the net compensation received from capacity release, buy/sell, off-system sales and other secondary market transactions while retaining 25% of such compensation. The Company has previously accounted for such transactions in accordance with a 90%/10% sharing mechanism pursuant to a Commission Order issued in 1994.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In Fiscal 1996, the Company began acquiring rights-of-way and performing necessary environmental studies and it is expected that the project will be completed in Fiscal 1998. The Company estimates the total cost of the project will be approximately $18.8 million of which $12.4 million will be provided by the Expansion Fund based on the economic feasibility analysis approved by the NCUC.

     The Company's annual review of its gas costs was held in April 1996 for the 12 months ended October 31, 1995. The NCUC found NCNG's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews.

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

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard on October 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the gas utility industry.

3.   Income Taxes:

     The components of income tax expense are as follows (in thousands):

                                         For the years ended September 30,
                              --------------------------------------------------
                                    1996             1995              1994
                              --------------   ---------------   --------------
                              Federal  State   Federal   State   Federal  State
                              -------  -----   -------   -----   -------  -----

Income taxes charged to
operations -
Payable currently              $6,741 $1,656    $4,025   $ 972   $3,937  $  937
Deferred to subsequent years (12) 59 1,289 380 1,256 386 Amortization of Investment
 tax credits                     (198)    -       (198)     -      (198)     -
                                -----  -----     -----   -----   ------   -----
                               $6,531 $1,715    $5,116  $1,352   $4,995  $1,323
                                =====  =====     =====   =====    =====   =====
Income taxes charged to
other income                   $  803 $  194    $  552  $  134   $  429  $  106
                                =====  =====     =====   =====    =====   =====

     The effective income tax rate, computed by dividing total income tax expense by the sum of such income tax expense and net income, is 37.9% in 1996, 37.7% in 1995, and 38.1% in 1994.

     A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense is as follows (in thousands):

                                           For the years ended September 30
                                       ----------------------------------------

                                          1996          1995             1994
                                       ----------   -----------       ---------
Federal taxes at 35% statutory rate        $8,546       $6,637           $6,301
State income taxes, net of
 federal benefit                            1,241          966              929
Amortization of investment
 tax credits                                 (200)        (202)            (203)
Amortization of excess deferred income
 taxes returned to customers                 (222)        (222)            (222)
Tax effect of allowance for funds used
 during construction - equity portion         (66)        (154)            ( 97)
Other                                         (56)         129              145
                                            -----        -----            -----
Total income tax expense                   $9,243       $7,154           $6,853
                                            =====        =====            =====

     Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The adoption of Statement No. 109 resulted in additional accumulated deferred income taxes and related regulatory assets and liabilities. The regulatory net liability is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     The tax effects of temporary differences in the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in thousands):
                                            For the years ended September 30,
                                            ---------------------------------
                                                  1996            1995
                                            --------------    ---------------
Deferred tax liabilities:
 Accelerated depreciation                         $23,112        $21,936
 Property basis differences                         3,558          3,705
 Other                                                879            910
                                                   ------         ------

Total deferred tax liabilities                    $27,549        $26,551
                                                   ------         ------
Deferred Tax Assets:
 Unamortized investment tax credits               $ 1,087        $ 1,166
 Regulatory liability related to
  income taxes, net                                 1,171          1,526
 Other postretirement benefits                        796            552
 Environmental reserves                               410            410
 Exploration and development activities               438            438
 Other                                              2,632          1,875
                                                   ------         ------
Total deferred tax assets                         $ 6,534        $ 5,967
                                                   ------         ------

Net deferred tax liabilities                      $21,015        $20,584
                                                   ======         ======

4.   Subsidiary Operations:

     In September 1995, the Company formed a new subsidiary, NCNG Energy Corporation (Energy), to participate in gas supply and pipeline projects in North Carolina. Energy has a 5% ownership interest in Pine Needle LNG Company, LLC. (Pine Needle) which plans to build and operate a large liquefied natural gas plant (LNG) to be located near Transco's main interstate pipeline north of Greensboro, North Carolina. The LNG plant is expected to cost $107 million. It will have a storage capacity of four billion cubic feet of gas and is expected to be in operation prior to the 1999-2000 winter. As of September 30, 1996, Energy had advanced to Pine Needle $603,000 which is included in the balance sheet as investment in joint ventures. Transco has two subsidiaries, one which will act as a partner and one as the operator of Pine Needle. Also, subsidiaries of Piedmont Natural Gas Company (Piedmont), Public Service Company of North Carolina, Inc. (Public Service) and Amerada Hess Company, as well as The Municipal Gas Authority of Georgia are partners in Pine Needle. Piedmont, Public Service and NCNG will be Pine Needle's largest customers. Pine Needle expects to receive authorization from the FERC prior to December 31, 1996 to construct the LNG plant and provide firm storage services to its customers.

     Energy is also involved with subsidiaries of Transco, Piedmont and Public Service in the organization of another limited liability company to acquire an existing pipeline and extend it to provide the capacity needed to deliver gas from the Pine Needle LNG plant and Transco's existing pipeline into NCNG's system at a point near Clayton, North Carolina on the Wake-Johnston County line. In 1996, Energy committed $56,000 to participate as the owner of a 5% interest in the new pipeline company, known as Cardinal Expansion Company, LLC.

     Cape Fear Energy Corporation's (Cape Fear) primary activities are natural gas marketing for industrial and municipal customers located on NCNG's system. Its oil and gas exploration and development activities are not significant. Cape Fear's earnings decreased to $43,000 in 1996 from $104,000 in 1995 due to substantially decreased sales volumes as a result of customers transporting less gas.

     NCNG Exploration Corporation's (Exploration) interests in all of its exploration and development programs were sold effective June 7, 1994. Exploration received net proceeds of $615,000, of which $144,500 was deposited in an escrow account to cover any potential claims presented by the buyers. On December 31, 1995, under the terms of the sales agreement, the escrow amount was transferred to the Company as no such claims had been presented. During 1996, Exploration engaged in gas marketing activities primarily to gas resellers and generated net income of $381,000 compared to $32,000 in 1995.


5.   Short-term Borrowing Arrangements:

     The Company has lines of credit with North Carolina banks for an aggregate amount of $38,000,000 of which $25,000,000 is on a committed basis. Under these lines, the Company borrows funds on a short-term basis in connection with its construction program and also for seasonal financing of storage gas. Such borrowings are normally on a demand basis for a period of 90 days. The Company also uses bankers' acceptances to finance the cost of gas in storage for periods up to 180 days. The maximum amount of such bankers' acceptances is dependent upon the market value of gas in storage and these loans are made at rates below the prime rate. At September 30, 1996, $3,000,000 under lines of credit was outstanding at interest rates ranging from 5.64% to 5.69%. The $27,000,000 outstanding at September 30, 1995 is classified as long-term debt on the balance sheet due to the Company's refinancing of this amount in a private placement of $30,000,000 of its 7.15% Senior Notes due 2015. This transaction closed on November 10, 1995, and all short-term debt was repaid.

     In connection with the lines of credit, the Company is expected to maintain certain annual, average nonrestricted cash balances in the banks ranging from 5% to 10% of the loans outstanding. In addition, there are nominal commitment fees on the unused lines of credit. To the extent that bankers' acceptances are outstanding, no commitment fees are payable. At September 30, 1996 and 1995, no such bankers' acceptances were outstanding.


6.   Long-term Debt Maturities:

     Maturities of existing long-term debt during each of the next five years will be as follows: 1997, $2,000,000; 1998, $2,000,000; 1999, $3,250,000;
2000, $3,250,000 and 2001, $3,250,000.


7.   Pension and Other Postretirement and Postemployment Benefits:

     The Company  has  a  defined   benefit  pension  plan  which  provides
retirement benefits for its employees within specified age limits and periods of service. Plan benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount equal to the maximum allowable tax-deductible amount.

     The total pension cost was $386,000 in 1996, $374,000 in 1995, and $222,000 in 1994, of which approximately 20% was capitalized in each year.

     The plan's funded status as of September 30, 1996 and 1995 and pension costs for 1996, 1995 and 1994 were as follows (in thousands):


     Funded Status:                                      1996           1995
     -------------------------------------------------------------------------
     Actuarial present value of
      accumulated plan benefits:
       Vested                                           $16,371       $15,516
       Nonvested                                             64            98
                                                         ------        ------
       Subtotal                                          16,435        15,614
      Effect of salary progression                        4,344         3,828
                                                         ------        ------
      Projected benefit obligation                       20,779        19,442
      Plan assets at market value                        22,548        21,719
                                                         ------        ------
      Plan assets in excess of projected
       benefit obligation                                 1,769         2,277
      Unrecognized prior service cost being amortized
       over twelve years                                    575           640
      Unrecognized net (gain) loss being amortized
       over ten years                                      (689)      (1,229)
      Unrecognized net asset existing at the date
       of transition, being amortized over
       approximately ten years                             (214)        (471)
                                                         ------       ------
      Prepaid pension cost                              $ 1,441      $ 1,217
                                                         ======       ======


      Pension Cost:                        1996           1995          1994
      ------------------------------------------------------------------------
      Net pension cost was
       comprised of the following items:
       Service cost                      $  731       $  662         $  633
       Interest cost on projected
         benefit obligation               1,528        1,418          1,346
       Actual return on plan assets      (1,681)      (1,813)           299
       Amortization of unrecognized prior
        service cost                         66           66             66
       Amortization of transition
        net asset                          (258)        (258)          (258)
       Deferred gain (loss) on
        net assets                         -             299         (1,864)
                                          -----        -----          -----
      Net pension cost                   $  386       $  374         $  222
                                          =====        =====          =====

     The expected long-term rate of return on plan assets was 8%. At September 30, 1996, plan assets were invested approximately 57% in fixed income securities and 43% in equity securities, including 2% in the common stock of the Company.

     The Company also provides certain medical and life insurance benefits for retired employees, and substantially all employees may remain eligible for these benefits when they retire on a prospective basis. Effective October 1, 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on a prospective basis. These benefits are accrued using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive the benefits. The Commission approved this treatment in the Company's most recent general rate case decided on October 27, 1995.

     The following tables show the funded status of the plan and the components of the plan's net costs (in thousands) for fiscal years 1996 and 1995:

Funded Status                             1996                     1995
------------------------------ ---------------------      ----------------------
                               Medical        Life        Medical         Life
                               -------       -------      -------        ------
Actuarial present value of
benefit obligation:
 Retirees and dependents      $  2,106      $     358   $  2,292        $   354
 Employees eligible to retire      852            143        944            137
 Other Employees                 2,372            228      2,136            197
                               -------       --------   --------        --------

Accumulated benefit
obligation:                      5,330            729      5,372            688
 Unrecognized net gain (loss)     (118)            14         (5)            19
 Unrecognized transition
  obligation                    (3,486)          (541)    (4,212)          (572)
                               -------       --------    -------        -------
Postretirement Benefit
  Liability                   $  1,726      $     202   $  1,155       $    135
                               =======       ========    =======        =======

Components of Net Cost:
-----------------------

Service cost during the year  $   150       $      14   $    136       $     12
Interest cost on accumulated
 benefit obligation               384              55        394             51
Amortization of unrecognized
 transition obligation over
 20 years                         205              32        234             32
                               ------        --------    -------        -------

Net periodic postretirement
 benefit cost                 $   739       $    101    $    764       $     95
                               ======        =======     =======        =======

     Of the net postretirement medical and life insurance costs recorded in 1996 and 1995, $799,000 and $704,000, respectively, were charged to operating expenses and the remainder were charged to construction and other accounts.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations (pension, medical and life insurance) were 8% and 6%, respectively, as of September 30, 1996 and 1995.

     An   additional   assumption   used  in   measuring   the   accumulated
postretirement medical benefit obligation as of September 30, 1996 was a medical care cost trend rate of 10.5%, decreasing gradually to 5.5% through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1% would increase the accumulated medical benefit obligation at September 30, 1996, by approximately $941,000 and the aggregate of the service and interest cost components of the net retiree medical cost by approximately $123,000.

     In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits", which requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. The Company adopted this standard in Fiscal 1995 with no material impact on the financial statements. In its October 27, 1995 Rate Order, the NCUC allowed the recovery of these costs in rates over a three-year amortization period.

8.   Stockholders' Investment:

     The changes in common stock and capital in excess of par value for the three years ended September 30, 1996, were as follows:
                                         Common Stock
                                  ----------------------------
                                                                     Capital in
                                     Shares                           Excess of
                                   Outstanding        Amount          Par Value
                                   -----------      -----------     ------------

Balance at September 30, 1993       6,300,999      $15,752,498      $24,141,856
Issuance through Dividend
 Reinvestment Plan (DRP)               52,868          132,170        1,123,814
Issuance through Employee
 Stock Purchase Plan (ESPP)            12,677           31,692          232,750
                                   ----------      -----------      -----------
Balance at September 30, 1994       6,366,544       15,916,360       25,498,420
Issuance through DRP                   62,448          156,120        1,130,367
Issuance through ESPP                  13,258           33,145          225,519
Issuance through exercise of
 stock options                         34,950           87,375          658,644
                                   ----------       ----------       ----------
Balance at September 30, 1995       6,477,200       16,193,000       27,512,950
Issuance through DRP                   66,314          165,785        1,512,826
Issuance through ESPP                  12,959           32,398          220,432
Issuance through exercise
 of stock options                      16,350           40,875          388,337
                                   ----------       ----------       ----------
Balance  at September 30, 1996      6,572,823      $16,432,058      $29,634,545
                                   ==========       ==========       ==========

     At September 30, 1996, there are 365,939 shares of common stock reserved for issuance under the Company's Dividend Reinvestment Plan. Under the
most  restrictive  covenants  of  the  Company's   long-term  debt  agreements,
approximately $14,820,000 of the Company's retained earnings at September 30, 1996 is unrestricted.

     The Company sponsors an employee stock purchase plan (ESPP) and a key employee nonqualified stock option plan (KESOP). The ESPP enables employees to contribute up to 6% of their wages toward purchase of the Company's common stock at 90% of the lower of current or prior year-end market value. At September 30, 1996, 233,754 shares were reserved for issuance under this plan.

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

         Option activity for the three years ended September 30, 1996, is as follows:

                                     ----------------- -------------------
                                           Options          Option Price
                                         Outstanding         Per Share
                                     ----------------- -------------------


Balance at September 30, 1993                72,750       $13.80-$14.10
 Granted                                      2,600           24.98
                                             ------
Balance at September 30, 1994                75,350       $13.80-$24.98
 Exercised                                  (34,950)          13.80
                                             ------
Balance at September 30, 1995                40,400       $13.80-$24.98
 Exercised                                  (16,350)         13.80
                                             ------
Balance at September 30, 1996                24,050       $13.80-$24.98
                                             ======       =============

                                   ---------------- -------------- -------------
                                       1996            1995           1994
                                   ---------------- -------------- -------------
Options Exercisable at Year End         21,450           32,100         --
Options Available for Grant at
 Year End                               69,475           69,475       69,475
                                        ======           ======       ======

     During October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages companies to adopt a fair value based method of accounting for their employee stock compensation plans. It allows companies to continue to follow the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
However,  pro  forma  disclosure  in  the  "Notes  to  Consolidated   Financial
Statements" of net income and earnings per share, as if the fair value based method of accounting had been applied as required. Statement No. 123 disclosure requirements will be adopted in Fiscal 1997. The disclosure requirements will not affect the financial position or results of operations.

9.   Commitments and Contingencies:

     During fiscal year 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant. The Company retained an environmental services consulting firm which has evaluated the site. Based on that firm's investigation to date and actual expenditures for sites of similar scope and complexity, the cost for investigation and remediation of this site is estimated to be between $1.4 million and $2.8 million. As of September 30, 1996, the Company had incurred no significant expenditures which were not at least partially covered by reimbursements from third parties. In its October 27, 1995 general Rate Order, the NCUC approved the Company's accounting for and recovery in rates of the net costs associated with the Kinston site (See Note 2) incurred through December 31, 1994.

     The Company owns another site of a former manufactured gas plant in New Bern, North Carolina, and was the former owner of three other similar sites on which no environmental problems have arisen. Management believes that any appreciable investigation or remediation costs not previously provided for will be recovered from third parties, including insurance carriers, or in natural gas rates. Based on the anticipated recovery from these sources, the Company does not believe that the cost of any evaluation and remediation work will have a material adverse effect on the Company's financial position or results of operations.

     The Company is subject to claims and lawsuits arising in the ordinary course of business. Management does not expect any litigation from such claims or lawsuits to have a material effect on the Company's business, financial condition, or results of operations.

Supplementary data-

     The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1996 and 1995 (amounts in thousands, except per share data).

                                                 1996
--------------------------------------------------------------------------------
                     Fourth            Third            Second         First
                     ------            -----            ------         -----
Operating revenues   $31,420          $44,875          $73,535        $46,808

Gross margin          11,578           13,998           26,314         16,520

Operating income       1,257            2,424           10,111          4,954

Net income               188            1,195            9,523          4,267

Earnings per share       .02              .18             1.46            .66



                                                 1995
-------------------------------------------------------------------------------
                       Fourth            Third          Second         First
                       ------            -----          ------         -----

Operating revenues     $24,474          $34,271        $52,513        $34,415

Gross margin            10,737           10,913         21,831         14,436

Operating income         1,586            1,524          8,036          4,089

Net income                 433              439          7,621          3,316

Earnings per share         .06              .07           1.19            .52

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosures
-----------------------------------------------------------------------------

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





/s/ Calvin B. Wells                        /s/ Gerald A. Teele
-----------------------                    --------------------------
Calvin B. Wells                            Gerald A. Teele
Chairman, President and                    Senior Vice President, Treasurer and
Chief Executive Officer                    Chief Financial Officer

                            PART III


Item 11.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors -


     The information for this item covering directors of the Company is set forth in the section entitled "Election of Directors" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 6, 1996 relating to the January 14, 1997 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

Executive officers -

     The information for this item concerning executive officers of the Company is set forth on Page 13 of this annual report.


Item 12.  Executive Compensation
--------------------------------

     The information for this item is set forth in the sections entitled "Executive Compensation and Stock Option Information," "Annual Incentive Plan," "Key Employee Stock Option Plan", "Employee Stock Purchase Plan", "Employee Retirement Plans," "Executive Employment Agreements in the Event of Change in Control" and "Report of Personnel and Compensation Committee on Executive Compensation" on Pages 4, 5, 6, 7, 8, 9, and 10 in the Company's Proxy Statement dated December 6, 1996 relating to the January 14, 1997 Annual Meeting of Stockholders, which sections are hereby incorporated by reference.



Item 13.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Security ownership of certain beneficial owners -

     There is no person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of September 30, 1996.

     Security ownership of management -

     The information for this item is set forth in the section entitled "Election of Directors" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 6, 1996 relating to the January 14,1997 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

     Changes in control -

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 14.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information for this item is set forth in the section entitled "Compensation Committee Interlocks and Insider Participation" on Page 8 in the Company's Proxy Statement dated December 6, 1996 relating to the January 14, 1997 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  1.  Financial Statements                                       Page
-----------------------------                                       ----
Consolidated Balance Sheets as of September 30, 1996 and 1995        22
Consolidated Statements of Income for the Years Ended
 September 30, 1996, 1995 and 1994                                   24
Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1996, 1995 and 1994                                   25
Consolidated Statements of Capitalization as of September 30,
 1996 and 1995                                                       26
Consolidated Statements of Retained Earnings for the Years
 Ended September 30, 1996, 1995 and 1994                             27
Notes to Consolidated Financial Statements for the Years
 Ended September 1996, 1995 and 1994                                 29
Management's Responsibility for Financial Statements                 40

     No separate financial statements are presented for the Company's consolidated subsidiaries because the Company and its subsidiaries meet the requirements for omissions set forth in Regulation S-X, Rule 3-09.

(a)   2.  Financial Statement Schedules
---------------------------------------

     The following data and financial statement schedules are included herein:

                                                                    Page
                                                                    ----
Report of Independent Public Accountants                             45
Schedule II - Valuation and Qualifying Accounts for the Years
 Ended September 30, 1996, 1995 and 1994                             44

     All other financial statement schedules are omitted as not applicable, or nor required, or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)  3.  Exhibits
         See Index of Exhibits on Pages 47, 48 and 49 of this report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                                          SCHEDULE II


           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

Col. A             Col. B.            Col. C            Col. D       Col. E
                                    Additions
                                    Charged to
                 Balance at      ------------------                  Balance
                 Beginning       Operating    Other   Deductions      At End
Description      of Period       Expenses    Income    (Note 1)     of Period
-----------      ----------      ---------   ------   ----------    ---------

DEDUCTED IN BALANCE SHEET FROM ASSET TO
  WHICH IT APPLIES:
Allowance for doubtful accounts

  1996          $  566,019       $ 538,477  $158,111    $515,152   $  747,455
                 =========        ========   =======     =======    =========

  1995          $  416,048       $ 305,358  $102,558    $257,945   $  566,019
                 =========        ========   =======     =======    =========

  1994          $  434,375       $ 328,840  $ 67,346    $414,513   $  416,048
                 =========        ========   =======     =======    =========



Note 1:

Deductions represent uncollectible accounts written off, net of recoveries, as follows -

                                             1996        1995           1994
                                             ----        ----           ----

Write off of accounts considered
 to be uncollectible                       $659,112     $475,259       $505,993
Less-Recoveries on accounts
 previously written off                     143,960      217,314         91,480
                                            -------      -------        -------
                                           $515,152     $257,945       $414,513
                                            =======      =======        =======

Report of Independent Public Accountants



     To the Stockholders and the Board of Directors of North Carolina Natural Gas Corporation:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of North Carolina Natural Gas Corporation
(a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Natural Gas Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended September 30, 1996, in conformity with generally accepted accounting principles.

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

Atlanta, Georgia
November 7, 1996

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

                             NORTH CAROLINA NATURAL GAS CORPORATION
                             AND SUBSIDIARIES
                             --------------------------------------
                                           (Registrant)

                         By: /s/ Calvin B. Wells
                             ---------------------------------------
                             Calvin B. Wells
                             Chairman, President and Chief Executive Officer

December 12, 1996:
         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                                      Title


/s/ Calvin B. Wells                        Chairman, President,  and
------------------------------             Chief Executive Officer
Calvin B. Wells                            (Principal Executive Officer)

/s/ Gerald A. Teele                        Senior Vice President, Treasurer
------------------------------             and Chief Financial Officer
Gerald A. Teele                            (Principal Financial Officer)

/s/ Ronald J. Josephson                    Vice President-Financial Services
------------------------------             (Principal Accounting Officer)
Ronald J. Josephson

/s/ George T. Clark, Jr.                   /s/ John O. McNairy
------------------------------             --------------------------------
George T. Clark, Jr. - Director            John O. McNairy - Director

/s/ Paul A. DelaCourt                      /s/ William E. Prestage
-------------------------------            --------------------------------
Paul A. Delacourt  - Director              William H. Prestage - Director

/s/ Frank B. Holding, Jr.                  /s/ Richard F. Waid
-------------------------------            --------------------------------
Frank B. Holding, Jr. - Director           Richard F. Waid - Director

/s/ James E.S. Hynes                       /s/ Calvin B. Wells
--------------------------------           --------------------------------
James E.S. Hynes - Director                Calvin B. Wells - Director

/s/ Robert T. Johnson
--------------------------------
Robert T. Johnson - Director

                             INDEX  OF  EXHIBITS


    The following exhibits are filed as part of this 1996 Form 10-K report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.

    Exhibit
    Number
    -------

     3-1     -   Certificate of Incorporation and By-Laws. (1)

     3-2     -   Amendments of Certificate of Incorporation and By-Laws. (4)

     3-3     -   Amendment of Certificate of Incorporation. (10)

     4-1     -   Indenture dated as of September 1, 1984, covering 12 7/8%
                 Debentures Series A due September 1, 1996. (3)

     4-2     -   First Supplemental Indenture dated as of June 15, 1986,
                 supplementing Indenture dated as of September 1, 1984, and creating 8.75% Debentures, Series B due June 15, 2001. (6)

    4-3      -   Second Supplemental Indenture dated as of November 1, 1991, supplementing Indenture dated as of September 1, 1984, and creating 9.21% Debentures, Series C due November 15, 2011.(10)

    4-4      -   Note Purchase Agreement dated as of November 1, 1995 covering
                 7.15% Senior Notes due November 15, 2015.

   10-1      -   Service Agreement dated August 31, 1967, with Transcontinental
                 Gas Pipe Line Corporation covering storage service under Rate
                 Schedule GSS. (1)

   10-2      -   Service Agreement dated August 2, 1974, with Transcontinental
                 Gas Pipe Line Corporation covering storage service under Rate
                 Schedule LG-A. (1)

   10-3      -   Precedent Agreement to provide Contract Demand Service of
                 25,000 Dt/day dated December 19, 1988, with Columbia Gas
                 Transmission Corporation. (7)

   10-4      -   Contract Demand Service Agreement dated November 1, 1989, with
                 Columbia Gas Transmission Corporation.(8)

   10-5      -   Firm Seasonal Transportation Agreement dated July 2, 1990, with
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
                 1981. (2)

 Exhibit
 Number
 -------
   10-10     -   Employment Agreements executed in 1985 with certain Executive
                 Officers. (5)

   10-11     -   Employment Agreements executed in 1986 with certain Executive
                 Officers. (6)

   10-12     -   Employment Agreements executed in 1991 with certain Executive
                 Officers.

   10-13     -   Employment Agreements executed in 1992 with certain Executive
                 Officers.

   10-14     -   Employment Agreements executed in 1994 with certain Executive
                 Officers.

   10-15     -   Natural Gas Service Agreement dated January 9, 1992 with the
                 City  of Wilson. (10)

   10-16     -   Natural Gas Service Agreement dated January 13, 1992 with the
                 City of Rocky Mount. (10)

   10-17    -    Service Area Territory Agreement dated January 13, 1992 with the City of Rocky Mount. (10)

   10-18    -    Natural Gas Service Agreement dated March 12, 1992 with the
                 Greenville Utilities Commission. (10)

   10-19    -    Natural Gas Service Agreement dated March 27, 1992 with the
                 City of Monroe. (10)

   10-20    -    Amendment to Natural Gas Service Agreement dated March 27,
                 1992 with the City of Greenville Utilities Commission. (11)

   10-21    -    Amendment to Natural Gas Service Agreement dated January 13,
                 1992 with the City of Rocky Mount. (11)

   10-22    -    Amendment to Natural Gas Service Agreement dated November 1,
                 1992 with the City of Monroe. (12)

   10-23    -    North Carolina Natural Gas Corporation Executive Pension
                 Restoration Plan dated  September  1, 1995. (12)

   10-24    -    Fourth Amendment to Natural Gas Service Agreement dated
                 December 1, 1995 with the Greenville Utilities Commission,
                 Greenville, NC.

   10-25    -    Second Amendment to Natural Gas Service Agreement dated
                 November 1, 1995  with  The City of Rocky Mount, NC.

   10-26    -    Third Amendment to Natural Gas Service Agreement dated
                 December 1, 1995 with The  City  of Wilson, NC.

   10-27    -    Addendum No. Third dated August 29, 1996 covering Standby
                 On-Peak Supply  Service with the City of Rocky Mount, NC.

   10-28    -    Addendum No. Four dated August 28, 1996 covering Standby
                 On-Peak Supply Service with The City of  Wilson, NC.

   10-29    -    Employment Agreements executed in 1996 with certain Executive
                 Officers.

   24       -    Consent of Experts.

   27       -    Financial Data Schedule.



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

(6) Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1986

(7) Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1989

(8) Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1990

(9) Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1991

(10)Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1992

(11)Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1994

(12)Filed as exhibit to Form 10-K report for fiscal year ended September 30,
    1995

                                                              Exhibit 4-4
                                                              Page 1 of 56


    ------------------------------------------------------------------




                     NORTH CAROLINA NATURAL GAS CORPORATION



                -----------------------------------------------

                             NOTE PURCHASE AGREEMENT

                          Dated as of November 1, 1995

                -----------------------------------------------

                                 $30,000,000
                               7.15% Senior Notes
                              Due November 15, 2015





     ------------------------------------------------------------------

                                                       Exhibit 4-4
                                                       Page 2 of 56

                                TABLE OF CONTENTS
                             (Not Part of Agreement)
                                                                       Page

SECTION 1.        AUTHORIZATION OF ISSUE OF NOTES ......................  1

SECTION 2.        PURCHASE AND SALE OF NOTES .............................1

SECTION 3.        CLOSING CONDITIONS ................  ...................2

         3.1.     Representations and Warranties; No Default .............2
         3.2.     Certain Documents .........................  ...........2
         3.3.     Legal Matters     ........................... ..........3
         3.4.     Commission Approval ........................... ........3
         3.5.     Purchase Permitted By Applicable Laws ..................3
         3.6.     Fees Payable at Closing ................................3
         3.7.     Private Placement Number ...............................3
         3.8.     Sale of Notes to Other Purchasers ......................3
         3.9.     Proceedings       .............................. .......3

SECTION 4.        PREPAYMENTS       ............................... ......4

         4.1.     Required Prepayments ............................. .....4
         4.2.     Optional Prepayment With Yield-Maintenance Premium  ....4
         4.3.     Notice of Optional Prepayment ..........................4
         4.4.     Application of Prepayments ......................... ...4

SECTION 5.        AFFIRMATIVE COVENANTS ..................................5

         5.1.     Taxes and Assessments ..................................5
         5.2.     Maintenance of Corporate Existence and Rights;
                   Compliance With Laws ..................................5
         5.3.     Carry on Business and Maintain Property ....... ........6
         5.4.     Nature of Business ............................. .......6
         5.5.     Insurance         ......................................6
         5.6.     Inspection of Properties and Books .....................6
         5.7.     Records of Account and Certificate .............. ......7
         5.8.     Certificate as to Compliance ...........................7
         5.9.     Financial Statements, etc. ....................... .....7
                  5.9.1.   Quarterly Statements ..........................7
                  5.9.2.   Annual Statements .............................8
                  5.9.3.   Securities and Exchange Commission Reports ....8
                  5.9.4.      Officers' Certificates .....................8

                                                       Exhibit 4-4
                                                       Page 3 of 56



                  5.9.5.  Notice of Default          .....................8
                  5.9.6.   Requested Information .........................8
         5.10.    Compliance with Environmental Law ......................8



SECTION 6.        NEGATIVE COVENANTS .....................................9

         6.1.     Consolidated Operating Margin ..........................9
         6.2.     Restrictions on Encumbrances ...........................9
         6.3.     Limitations on Additional Funded Debt or Current Debt .11
         6.4.     Restrictions on Subsidiary Indebtedness ...............11
         6.5.     Limitations on Leases .................................11
         6.6.     Restricted Payments ...................................12
         6.7.     Limitations on Sale of Assets .........................12
         6.8.     Sale of Subsidiary Stock ..............................12
         6.9.     Limitation on Merger, Consolidation and Sale ..........13
         6.10.    Transactions with Affiliates ..........................13
         6.11.    Purchase of Notes .....................................14

SECTION 7.        EVENTS OF DEFAULT AND REMEDIES ........................14

         7.1.     Events of Default Defined, Acceleration of Maturity ...14
         7.2.     Rescission of Acceleration ............................17
         7.3.     Notice of Acceleration or Rescission ..................17
         7.4.     Other Remedies    .....................................17

SECTION 8.        REPRESENTATIONS OF THE PURCHASER ......................17

SECTION 9.        REPRESENTATIONS, WARRANTIES AND COVENANTS .............18

         9.1.     Subsidiaries      .....................................18
         9.2.     Business and Property .................................18
         9.3.     Organization      .....................................18
         9.4.     Financial Statements ..................................18
         9.5.     No Adverse Change .....................................19
         9.6.     Title to Properties, Liens ............................19
         9.7.     Regulatory Approval ...................................19
         9.8.     Franchises, etc.  .....................................19
         9.9.     Litigation        .....................................19
         9.10.    Burdensome Agreements .................................20
         9.11.    Conformity with Law and Other Agreements ..............20
         9.12.    Outstanding Debt  .....................................20
         9.13.    Taxes             .....................................20
         9.14.    Public Utility Holding Company Act; Federal Power Act..21

                                                       Exhibit 4-4
                                                       Page 4 of 56

         9.15.    Investment Company Act Status .........................21
         9.16.    Private Offering  .....................................21
         9.17.    Disclosure        .....................................21
         9.18.    Use of Proceeds   .....................................21
         9.19.    Compliance with Orders and Law ........................22
         9.20.    ERISA             .....................................22
         9.21.    Compliance with Environmental Laws ....................22
         9.22.    Brokerage         .....................................23

SECTION 10.  DEFINITIONS            .....................................23

         10.1.    Yield-Maintenance Terms ...............................23
         10.2.    Other Defined Terms ...................................24
         10.3.    Accounting Terms and Determinations ...................29

SECTION 11.  MISCELLANEOUS PROVISIONS ...................................29

         11.1.    Note Payment      .....................................29
         11.2.    Loss, Theft, Etc., of Notes ...........................29
         11.3.    Notices           .....................................29
         11.4.    Form, Registration, Transfer and Exchange of Notes ....30
         11.5.    Expenses          .....................................30
                  11.5.1.  Generally ....................................30
                  11.5.2.  Counsel  .....................................31
                  11.5.3.  Survival .....................................31
         11.6.    Consent to Amendments .................................31
         11.7.    Solicitation of Holders of Notes ......................32
                  11.7.1.  Solicitation .................................32
                  11.7.2.  Payment  .....................................32
         11.8.    Payments Due on Non-Business Days .....................32
         11.9.    Notes Held by Company, etc. ...........................32
         11.10.   Persons Deemed Owners; Participations .................33
         11.11.   Disclosure to Other Persons; Confidentiality ..........33
         11.12.   Senior Status of the Notes ............................33
         11.13.   Survival of Representations and Warranties;
                   Entire Agreement .....................................33
         11.14.   Successors and Assigns ................................34
         11.15.   Descriptive Headings ..................................34
         11.16.   Satisfaction Requirement ..............................34
         11.17.   Governing Law     .....................................34
         11.18.   Counterparts      .....................................34

                                                       Exhibit 4-4
                                                       Page 5 of  56



PURCHASER SCHEDULE
SCHEDULE 9.1 - SUBSIDIARIES
EXHIBIT A -       FORM OF NOTE
EXHIBIT B -       FORM OF OPINION OF ISSUER'S COUNSEL
EXHIBIT C -       EXISTING INDEBTEDNESS
EXHIBIT D -       CONTINGENT ERISA LIABILITY
EXHIBIT E -       LETTER FROM CALVIN B. WELLS REGARDING ENVIRONMENTAL MATTERS
EXHIBIT F -       REPORT FROM AQUATERRA INC. AND WARE LIND FURLOW ENGINEERS,
                   INC. REGARDING ENVIRONMENTAL MATTERS

                                                     Exhibit 4-4
                                                     Page 6 of 56




                     NORTH CAROLINA NATURAL GAS CORPORATION
                              150 Rowan Street
                        Fayetteville, North Carolina 28302

                           NOTE PURCHASE AGREEMENT

                       Re: $30,000,000 7.15% Senior Notes
                            Due November 15, 2015



Dated as of November 1, 1995

To Each of the Purchasers Identified
   on the Signature Pages of this Agreement

Gentlemen:

     The undersigned, NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation (the "Company"), hereby agrees with each Purchaser as follows:

SECTION 1.        AUTHORIZATION OF ISSUE OF NOTES.

     The Company will authorize the issue of its senior promissory notes (the "Notes") in the aggregate principal amount of $30,000,000, to be dated the date of issue thereof, to mature November 15, 2015, to bear interest on the unpaid balance thereof from the date thereof until the principal thereof shall have become due and payable at the rate of 7.15% per annum and on overdue principal, Yield-Maintenance Premium, if any, and interest at the rate specified therein, and to be substantially in the form of Exhibit A attached hereto. The term "Notes" as used herein shall include each Note delivered pursuant to any provision of this Agreement and each Note delivered in substitution or exchange for any such Note pursuant to any such provision. Capitalized terms used herein have the meanings specified in Section 10.

SECTION 2.        PURCHASE AND SALE OF NOTES.

     The Company hereby agrees to sell to you and, subject to the terms and conditions herein set forth, you severally agree to purchase from the Company, Notes in the aggregate principal amount of $30,000,000 at 100% of such aggregate principal amount. The Company will deliver to you, at the offices of Baker & Botts, L.L.P., 2001 Ross Avenue, Suite 800, Dallas, Texas 75201, one or more Notes registered in your name, evidencing the aggregate principal amount of the Notes to be purchased by you and in the denomination or denominations specified with respect to you in the Purchaser Schedule attached hereto, against payment of the purchase price thereof by transfer of immediately available funds for credit to the Company's account # 2072683002859 at First Union National Bank, ABA No. 053000219,

                                                       Exhibit 4-4
                                                       Page 7 of 56

Charlotte, North Carolina on the date of closing, which shall be November 10, 1995 (the "Closing" or the "Date of Closing").

SECTION 3.        CLOSING CONDITIONS.

     Each Purchaser's obligation to purchase and pay for the Notes to be purchased by it as herein contemplated shall be subject to the performance by the Company of its agreements hereunder, and to the following additional conditions precedent to be satisfied on or before the Date of Closing:

     Section  3.1.   Representations   and  Warranties;   No  Default.   The
representations and warranties contained in Section 9 shall be true on and as of the Date of Closing; there shall exist on the Date of Closing no Event of Default or Default and no Default or Event of Default would result from the issuance of the Notes on the Date of Closing; and the Company shall have delivered to such Purchaser an Officer's Certificate, dated the Date of Closing, to both such effects.

     Section 3.2. Certain Documents. Each Purchaser shall have received the following, each dated the Date of Closing unless otherwise specified:

         (i)  The Notes to be purchased by such Purchaser;

         (ii) A certificate of the Secretary or Assistant Secretary of the Company certifying (a) the resolutions of the Board of Directors approving this Agreement and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes, and (b) the names and true signatures of the officers of the Company authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder;

        (iii) Certified copies of the Certificate of Incorporation and bylaws of the Company;

         (iv) A favorable opinion of McCoy, Weaver, Wiggins, Cleveland & Raper, counsel to the Company, satisfactory to such Purchaser and substantially in the form of Exhibit B attached hereto and as to such other matters as such Purchaser may reasonably request. The Company hereby directs such counsel to deliver such opinion, and understands and agrees that each Purchaser receiving such opinion will and is hereby authorized to rely on such opinion; and

          (v) A letter from Dean Witter Investment Banking, in form, scope and substance satisfactory to such Purchaser, regarding the limited nature of the offering of the Notes.

                                                       Exhibit 4-4
                                                       Page 8 of 56

         Section 3.3. Legal Matters. Counsel to such Purchaser, including any special counsel retained in connection with the purchase and sale of the Notes, shall be satisfied as to all legal matters relating to such purchase and sale, and such Purchaser shall have received from such counsel favorable opinions as to such legal matters as such Purchaser may reasonably request.

         Section 3.4. Commission Approval. The North Carolina Utilities Commission shall have authorized the issuance and sale of the Notes upon terms not inconsistent with this Agreement, which authorization shall also be a condition to the Company's obligation to issue and sell the Notes. The order entered by the North Carolina Utilities Commission shall be in effect and shall not be subject to any condition, modification or appeal which would affect the terms or validity of the Notes.

         Section 3.5. Purchase Permitted By Applicable Laws. The purchase of and payment for the Notes to be purchased by such Purchaser on the Date of Closing on the terms and conditions herein provided (including the use of the proceeds of the Notes by the Company) shall not violate any applicable law or governmental regulation (including, without limitation, Section 5 of the Securities Act or Regulation G, T or X of the Board of Governors of the Federal Reserve System) and shall not subject such Purchaser to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and such Purchaser shall have received such certificates or other evidence as it may request to establish compliance with this condition.

         Section 3.6 Fees Payable at Closing. Without limiting the generality of Section ll.5, the Company shall have paid on or before the Date of Closing the fees, charges and disbursements of such Purchaser's special counsel referred to in Section 3.3 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

         Section 3.7. Private Placement Number. The Company shall have obtained or caused to be obtained a private placement number for the Notes from the CUSIP Service Bureau of Standard & Poor's Corporation and such Purchaser shall have been informed of such private placement number.

         Section 3.8. Sale of Notes to Other Purchasers. The Company shall have sold to the other Purchasers the Note(s) to be purchased by them at the Closing and shall have received payment in full therefor.

         Section 3.9. Proceedings. All corporate and other proceedings taken or to be taken in connection with the transactions contemplated hereby and all documents incident thereto shall be satisfactory in substance and form to such Purchaser, and such Purchaser shall have received all such counterpart originals or certified or other copies of such documents as such Purchaser may reasonably request.

                                                       Exhibit 4-4
                                                       Page 9 of 56



SECTION 4.        PREPAYMENTS.

         The Notes shall be subject to prepayment only with respect to the required prepayments specified in Section 4.1 and also under the circumstances set forth in Section 4.2.

         Section 4. 1. Required Prepayments. Until the Notes shall be paid in full, the Company shall apply to the prepayment of the Notes, without premium, the sum of $1,500,000 on November 15 in each of the years 2003 to 2011, inclusive, and such principal amounts of the Notes, together with interest accrued thereon to the prepayment dates, shall become due and payable on such prepayment dates. Furthermore, until the Notes shall be paid in full, the Company shall apply to the prepayment of the Notes, without premium, the sum of $3,000,000 on November 15 in each of the years 2012 to 2014, inclusive, and such principal amounts of the Notes, together with interest thereon to the prepayment dates, shall become due and payable on such prepayment dates. Any prepayment made by the Company pursuant to Section 4.2 shall not reduce or otherwise affect its obligation to make any prepayment required by this Section 4.1. The remaining principal amount of the Notes, together with interest accrued thereon, shall become due and payable on the maturity date of the Notes.

         Section 4.2. Optional Prepayment With Yield-Maintenance Premium. Beginning November 15, 1997, the Notes shall be subject to prepayment on any Business Day, in whole at any time or from time to time in part (in aggregate principal amounts of not less than $1,000,000), at the option of the Company, at 100% of the principal amount so prepaid plus interest accrued thereon to the prepayment date and the Yield-Maintenance Premium, if any, with respect to each Note.

         Section 4.3. Notice of Optional Prepayment. The Company shall give the holder of each Note irrevocable written notice of any prepayment pursuant to
Section 4.2 not less than 30 or more than 60 calendar days prior to the prepayment date (which shall be on a Business Day), specifying such prepayment date, specifying the aggregate principal amount of the Notes to be prepaid on such date, identifying each Note held by such holder, and the principal amount of and the interest accrued on each such Note, to be prepaid on such date, providing an estimate of the Yield-Maintenance Premium, if any, to become due on such prepayment date (the Reinvestment Yield used in determining such estimate to be calculated as if the date of such notice were the Settlement Date) and the calculation of such estimate, and stating that such prepayment is to be made pursuant to Section 4.2. Notice of prepayment having been given as aforesaid, the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and together with the Yield-Maintenance Premium, if any, with respect thereto, shall become due and payable on such prepayment date and, on the Business Day next preceding such prepayment date, the Company shall transmit by facsimile and by overnight courier to the holder of each Note to be so prepaid the calculation of the Yield-Maintenance Premium, if any, to be due on such prepayment date.

         Section 4.4. Application of Prepayments. (a) In the case of each partial prepayment pursuant to Section 4.1, the principal amount to be prepaid shall be allocated to all Notes at the time outstanding (including, for the purpose of this Section 4.4(a) only, all Notes prepaid or otherwise retired or purchased or otherwise acquired by the Company or any of its Subsidiaries or Affiliates other than by prepayment

                                                       Exhibit 4-4
                                                       Page 10 of 56


pursuant to Sections 4.1 and 4.2) in proportion to the respective outstanding principal amounts thereof.

                  (b) In the case of each partial prepayment pursuant to Section 4.2, the principal amount to be prepaid shall be allocated to all Notes at the time outstanding (including, for the purpose of this Section 4.4(b) only, all Notes prepaid or otherwise retired or purchased or otherwise acquired by any Subsidiary or Affiliate of the Company other than by prepayment pursuant to Sections 4.1 and 4.2, in proportion to the respective outstanding principal amounts thereof. Upon any partial prepayment of the Notes pursuant to Section 4.2, the principal amount so prepaid shall be allocated to all Notes at the time outstanding, in inverse order of the respective maturities thereof.

SECTION 5.        AFFIRMATIVE COVENANTS.

                  The Company hereby covenants and agrees for the benefit of the holders of the Notes and their successors in interest that, so long as any Notes remain outstanding:

         Section 5.1. Taxes and Assessments. The Company will, and will cause each Subsidiary to, duly and punctually pay and discharge, or cause to be paid and discharged, all taxes, assessments and governmental charges or levies imposed upon or assessed against the Company or any Subsidiary, or upon any property of the Company or any Subsidiary; provided, however, that nothing herein contained shall require the Company or any Subsidiary to pay any such tax, assessment, charge or levy so long as the Company or such Subsidiary shall in good faith contest the validity of the same by appropriate legal proceedings and stay any execution thereof and so long as adequate reserves in respect thereof have been established in accordance with generally accepted accounting principles and the Company's or such Subsidiary's title to and right to use its property is not adversely affected thereby.

         Section 5.2. Maintenance of Corporate Existence and Rights; Compliance With Laws. Subject to the provisions of Section 6.9 hereof, the Company will do or cause to be done, at its own cost and expense, all things necessary to preserve, extend and renew the corporate existence of the Company and each Subsidiary under the laws of its respective state of incorporation, and the qualified status of the Company and each Subsidiary in any state in which it may engage in business, and will use its best efforts to preserve and renew all franchises, rights of way, easements, permits and licenses now held by the Company or any Subsidiary or hereafter granted to or conferred upon the Company or any Subsidiary; provided, however, that the Company shall not be required to preserve any such franchise, right, easement, permit or license if the Board of Directors shall determine that such preservation is no longer desirable in the conduct of the business of the Company or such Subsidiary. The Company will comply, and cause each Subsidiary to comply, with all valid laws, ordinances, regulations and requirements applicable to the Company or any Subsidiary or the property of the Company or any Subsidiary.

                                                       Exhibit 4-4
                                                       Page 11 of  56


         Section 5.3. Carry on Business and Maintain Property. The Company will, and will cause each Subsidiary to, at all times endeavor to carry on and conduct its business in an efficient manner and will cause its property and the property of each Subsidiary to be maintained and preserved and kept in good repair and working order and will cause to be made all necessary repairs, renewals, replacements, and substitutions, so that at all times the efficiency of such property shall be fully preserved and maintained in accordance with the standards generally accepted in the gas distribution utility industry and by such regulatory authorities then exercising jurisdiction over the Company and its Subsidiaries.

         Section 5.4. Nature of Business. The Company and its Subsidiaries will continue to engage in substantially the same type of business carried on as of the Date of Closing, and the Company and its Subsidiaries will not engage in any new type of business if, as a result, the general nature of the business which would then be engaged in by the Company and its Subsidiaries would be substantially changed from the general nature of the business engaged in by the Company and its Subsidiaries as of the Date of Closing.

         Section  5.5.  Insurance.   The  Company  will,  and  will  cause  each
Subsidiary to, (i) insure and keep insured all property and equipment of a character usually insured by companies of relatively the same size engaged in the same, or a similar, business against liabilities or damages of the kind customarily insured against by such companies, and (ii) maintain liability insurance against claims for personal injury or death or property damages suffered by members of the public or others in or about any property or premises owned or occupied or used by it or occurring by reason of its ownership, maintenance, use or operation of any pipelines, compressing stations, plants, shops, machinery, automobiles, trucks or other vehicles, or airplanes or other facilities. All such insurance shall be carried in such amounts as are customarily carried under similar circumstances by other corporations and with financially sound and reputable insurance companies, provided that the Company may at its election act as self-insurer, any such system of self-insurance (including any appropriate reserve or reserves therefor) to be upon such terms and conditions as may be determined by the Board of Directors provided that the same conform to approved practices of similar companies maintaining systems of self-insurance or to regulations of any regulatory commission having jurisdiction over the Company and its Subsidiaries.

         Section 5.6. Inspection of Properties and Books. The Company agrees that the holder of each Note, may from time to time, during regular business hours, visit any of the offices and properties of the Company and its Subsidiaries and discuss in reasonable detail the affairs, finances and accounts of the Company and its Subsidiaries with the officers of the Company or its independent public accountants. The Company further agrees that all books, documents and vouchers relating to the business and affairs of the Company and its Subsidiaries shall at all reasonable times be open to the inspection of such holder or its agent (each of whom may make copies at such holder's expense of any or all such records), and such holder agrees that it will not use any information concerning the Company or its Subsidiaries which it may obtain pursuant to any such investigation other than for a proper purpose (including, but not limited to, disclosure to the National Association of Insurance Commissioners and such other regulatory authorities exercising jurisdiction over such holder and such disclosure as may be necessary in connection with the sale of the Notes) in connection with such holder's investment and the safeguarding thereof. The Company also agrees to pay and reimburse such holder for reasonable expenses which may be incurred in connection with any such visitation or inspection following the occurrence and during the continuation of a Default or an Event of Default, provided, however, that the Company shall not

                                                       Exhibit 4-4
                                                       Page 12 of 56

otherwise be required to pay or reimburse such holder for expenses which such holder may incur in connection with any visitation or inspection.

         Section 5.7. Records of Account and Certificate. The Company will at all times keep, and cause its Subsidiaries to keep, proper books of record and account and therein will make full, true and proper entries of all dealings and transactions in relation to the property, business and affairs of the Company and its Subsidiaries.

         Section 5.8. Certificate as to Compliance. Concurrently with the delivery of financial statements pursuant to Section 5.9.2, the Company will deliver to the holder of each Note a certificate of the firm of public accountants that prepared the financial statements for the Company for the immediately preceding fiscal year to the effect that such firm, in making the examination in connection with its report on such financial statements, has obtained no knowledge of any Default or Event of Default (or if knowledge thereof has been obtained, specifying each such Default or Event of Default), by the Company during such fiscal year in the observance, performance, or fulfillment of any of the terms, provisions, or conditions contained in this Agreement.

         Section 5.9. Financial Statements, etc. The Company agrees that it will deliver to the holder of each Note, in duplicate, and, in the case of annual statements delivered pursuant to Section 5.9.2, to the Securities Valuation Office, National Association of Insurance Commissioners, 195 Broadway, Suite 1903, New York, New York 10007, the following:

                  Section 5.9.1. Quarterly Statements. As soon as available and in any event within 45 days after the end of each quarterly period, except the last, of each fiscal year of the Company, (i) a consolidated balance sheet of the Company and its Subsidiaries as at the end of such period and (ii) consolidated statements of income and cash flows of the Company and its Subsidiaries for the period beginning on the first day of such fiscal year and ending on the date of such balance sheet, setting forth in comparative form the corresponding figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified by the principal financial officer of the Company; provided, however, that delivery pursuant to Section 5.9.3 below, within the period specified above, of copies of the Quarterly Report on Form 10-Q of the Company for such quarterly period filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 5.9.1 as long as such report contains the financial statements referenced in the immediately preceding clauses
         (i) and (ii);

                                                       Exhibit 4-4
                                                       Page 13 of 56


                  Section 5.9.2. Annual Statements. As soon as available and in any event within 90 days after the last day of each fiscal year, (i) an audit report, certified by Arthur Andersen LLP or another firm of independent public accountants of recognized national standing selected by the Company and containing a consolidated balance sheet as at the end of such year and consolidated statements of income, retained earnings, capitalization and cash flows for such year, such statements of income, retained eamings, capitalization and cash flows to be on a comparative basis with a corresponding statement for the preceding fiscal year, and (ii) a consolidating balance sheet and consolidating statements of income and cash flows prepared by the Company in support of the consolidated statements referred to in the preceding clause (i); provided, however, that delivery pursuant to Section 5.9.3 below, within the period specified above, of copies of the Annual Report on Form 10-K of the Company for such fiscal year filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 5.9.2 as long as such report contains the financial statements referenced in the immediately preceding clauses (i) and
         (ii);

                  Section 5.9.3. Securities and Exchange Commission Reports. Promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices and reports that it sends to its public stockholders, copies of all material press releases that it makes and copies of all registration statements (without exhibits) and all reports that it files with the Securities and Exchange Commission (or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission);

                  Section 5.9.4. Officers' Certificates. Together with each delivery of financial statements under Section 5.9.1 and Section 5.9.2, the written statement of the Company, signed by its principal financial officer, demonstrating in reasonable detail compliance with the provisions of Sections 6.1, 6.3, 6.4, 6.5, 6.6, 6.7 and 6.8 of this Agreement and to the effect that at the date of said statement the Company is not in default in the fulfillment of any of the terms, covenants and provisions of this Agreement and that no Event of Default or Default, has occurred, or if the signer is aware of any such Event of Default or Default, he shall disclose in such statement the nature thereof and the action the Company is taking or proposes to take with respect thereto;

                  Section 5.9.5. Notice of Default. Promptly following the occurrence of any Default or Event of Default of which a Responsible Officer shall have knowledge, the Company shall give written notice to each holder of the Notes describing such Default or Event of Default and the action the Company is taking or proposes to take with respect thereto;

                  Section 5.9.6 Requested Information. Such additional information as such Purchaser or any subsequent holder of any Notes may reasonably request.

         Section 5.10. Compliance with Environmental Law. The Company will, and will cause each of its Subsidiaries and each of its Affiliates that are controlled by the Company or its Subsidiaries to, comply in a timely fashion with, or operate pursuant to valid waivers of the provisions of, all applicable federal,

                                                       Exhibit 4-4
                                                       Page 14 of 56


state and local environmental, or pollution-control laws, regulations, orders and decrees governing, without limitation, the emission of wastewater effluent, solid and hazardous waste and air pollution, and setting forth general environmental conditions together with any other applicable requirements for conducting, on a timely basis, periodic tests and monitoring for contamination of ground water, surface water, air and land and for biological toxicity of the aforesaid, and diligently comply with the applicable regulations (except to the extent such regulations are waived by appropriate governmental authorities) of the Environmental Protection Agency or other relevant federal, state or local governmental authority except where noncompliance would not materially adversely affect the business, property or assets, financial condition or results of operations of the Company and its Subsidiaries, taken as a whole. The Company shall not be deemed to have breached or violated the preceding sentence of this
Section 5. 10 if the Company, any Subsidiary or any Affiliate of the Company is challenging in good faith by appropriate proceedings diligently pursued the application or enforcement of any such governmental requirements for which adequate reserves have been established in accordance with generally accepted accounting principles. To the fullest extent permitted by applicable law, the Company agrees to indemnify and hold each holder of Notes and their respective officers, agents and employees harmless from any loss, liability, claim or expenses that such holder or other indemnified person may incur or suffer as a result of a breach by the Company, its Subsidiaries or Affiliates, as the case may be, of this covenant.

SECTION 6.        NEGATIVE COVENANTS.

         Section 6.1. Consolidated Operating Margin. The Company will not permit the Operating Gas Utility Margin for any fiscal year to be an amount which is less than 90% of Consolidated Operating Margin for such fiscal year. For purposes of this Section 6.1, (i) "Operating Gas Utility Margin" shall mean Consolidated Gas Revenues of the Company, less Consolidated Gas Expenses; (ii) "Consolidated Gas Revenues" shall mean, the revenues of the Company and its Subsidiaries derived from the sale, distribution and transportation of natural gas and propane gas; (iii) "Consolidated Gas Expenses" shall mean, all expenses incurred by the Company and its Subsidiaries in connection with the acquisition of natural gas and propane gas for sale, distribution and transportation by the Company; and (iv) "Consolidated Operating Margin" shall mean the total revenues of the Company and its Subsidiaries, less the cost of goods sold; all of the foregoing clauses (ii) through (iv) determined in accordance with generally accepted accounting principles.

         Section 6.2. Restrictions on Encumbrances. The Company covenants that it will not, and will not permit any Subsidiary to, create, assume or suffer to exist any mortgage, pledge, lien, security interest or other encumbrance upon any of its property or assets, whether now owned or hereafter acquired unless it shall simultaneously or beforehand make or cause to be made effective provision whereby the Notes will be secured by such mortgage, pledge, lien, security interest or encumbrance equally and ratably with any and all other Indebtedness or other obligation thereby secured so long as any such other Indebtedness or other obligation shall be so secured pursuant to such agreements and instruments as shall be approved by the Required Holder(s), and unless the Company shall cause to be delivered to the holder of each Note an Opinion of Counsel to the effect that such agreements and instruments are

                                                       Exhibit 4-4
                                                       Page 15 of 56


enforceable in accordance with their terms; provided, however, that the foregoing covenant shall not be applicable to the following:

 (i) liens on the oil and/or natural gas reserves of any Subsidiary securing Indebtedness of such Subsidiary;

(ii) liens securing Indebtedness of a Subsidiary payable to the Company or another Subsidiary or both;

(iii)  liens on natural gas of the Company in storage or in pipelines;

 (iv) the lien of Capitalized Leases permitted by Sections 6.3 and 6.4 and the lien, if any, of those leases permitted by Section 6.5 hereof;

  (v) minor defects and irregularities in the titles to any property which do not materially impair the use of such property for the purposes for which it is held by the Company or any Subsidiary;

 (vi)  undetermined liens and charges incidental to construction;

(vii) liens of any mortgage or security agreement created by any Person other than the Company or a Subsidiary on property on which the Company or any Subsidiary has an easement; provided that the Indebtedness secured by such instrument shall not have been assumed or guaranteed by the Company or any Subsidiary;

(viii) the lien for taxes and assessments which are not at the time delinquent;

  (ix) the lien of specified taxes and assessments which are delinquent but the validity of which is being contested at the time by the Company in good faith;

  (x) easements, exceptions or reservations in any property of the Company granted or reserved for the purpose of railroads, telephone and telegraph lines, electric power lines, sewers, pipelines, streets, alleys, highways, roads, the removal of oil, gas, coal or other minerals and other like purposes, or or the joint or common use of real property, facilities and equipment, which do not materially impair the use of such property for the purposes for which it is held by the Company or restrictive covenants or reservations related to property on which manufactured gas plants were formerly operated in Kinston and New Bern, North Carolina, as described in the Environmental Reports;

                                                       Exhibit 4-4
                                                       Page 16 of 56



(xi) rights reserved to or vested in any municipality or public authority to control or regulate any property of the Company, or to use such property in any manner which does not materially impair the use of such property for the purposes for which it is held by the Company; and

(xii) any irregularities in or deficiencies of titles to any rights-of-way for pipelines, telephone lines, power lines, water lines and/or appurtenances thereto, and to any real estate used or to be used primarily for right-of-way purposes.

      Section 6.3. Limitations on Additional Funded Debt or Current Debt. The Company will not, and will not permit any Subsidiary to, create, issue, guarantee, assume or otherwise become liable in respect to any Funded Debt or Current Debt, unless, after giving effect thereto,

      (i) the sum of (a) the aggregate unpaid principal amount of Consolidated Current Debt and (b) the aggregate unpaid principal amount of Consolidated Funded Debt is not greater than 70% of the sum of (x) Consolidated Capitalization and (y) the aggregate unpaid principal arnount of Consolidated Current Debt; and

     (ii) Consolidated Net Eamings for Interest for a period of twelve consecutive calendar months within the eighteen calendar months immediately preceding the month such Consolidated Funded Debt or Consolidated Current Debt is to be incurred, shall have not been less than 1.50 times the Pro Forma Fixed Charges during the period of twelve consecutive months commencing with the month of incurrence.

     For purposes of this Section 6.3 and Section 6.4, any Funded Debt or Current Debt of a corporation when it becomes a Subsidiary shall be deemed to have been incurred at that time.

     Section 6.4. Restrictions on Subsidiary Indebtedness. The Company will not permit any Subsidiary to create, issue, guarantee, assume or otherwise become liable, directly or indirectly, with respect to any Funded Debt or Current Debt owing to any Person other than the Company and its wholly owned Subsidiaries in excess of 15% of Consolidated Stockholders' Equity.

     Section 6.5. Limitations on Leases. The Company will not, and will not permit any Subsidiary to, become obligated as lessee under leases of real property (other than Capitalized Leases and leases under which the Company or a Subsidiary is lessor) having a term (exclusive of any renewal options by the lessee), or renewable at the option of the lessor for a term, of more than three years, if after giving effect thereto the aggregate annual net rental obligation under all such leases of the Company and its Subsidiaries, the remaining terms of which are then in excess of three years, will exceed in the aggregate an amount equal to 5% of Consolidated Stockholders' Equity. For purposes of this computation (i) the net rental obligations for any period under any lease shall be the sum of the rental and other payments required to be paid in such period by the lessee thereunder, not including, however, any amounts required to be paid by such lessee (whether or not therein designated as rental or additional rental) on account of

                                             Exhibit 4-4
                                             Page 17 of 56


maintenance and repairs, insurance, taxes, assessments, water rates and similar charges with respect to the property which is subject to such lease; and (ii) net rentals under any so-called "percentage lease" for any period shall be computed on the basis of either the actual net rentals paid during the immediately preceding comparable period or, if actual information is not available, on the basis of the best good faith estimate of the Board of Directors as to what such net rentals will be.

     Section 6.6. Restricted Payments. The Company will not declare or pay any dividend (other than a dividend payable solely in shares of its common stock) or make any other distribution on or with respect to any class of its capital stock, or purchase or otherwise acquire, or permit any Subsidiary to purchase or otherwise acquire, any shares of capital stock of the Company, of any class, unless after giving effect to such dividend, distribution, purchase, or other acquisition, the sum of (a) the aggregate amount of all dividends declared and all other distributions made (other than dividends declared or distributions made solely in shares of common stock of the Company) on shares of its capital stock, of any class, subsequent to September 30, 1995, plus (b) the amount applied to or set apart for the purchase or other acquisition of any shares of its capital stock, of any class, subsequent to September 30, 1995, over the net cash proceeds received by the Company from sales of its capital stock, of any class, subsequent to September 30, 1995, would not exceed the sum of (i) $8,000,000, plus (ii) the Consolidated Net Income of the Company and its Subsidiaries for the period from September 30, 1995 through the end of the fiscal quarter ending on or next preceding the date of such dividend, distribution, purchase or other acquisition.

     Section 6.7. Limitations on Sale of Assets. Subject to Section 6.9, the Company will not and will not permit any Subsidiary to, sell, lease, transfer or otherwise dispose of any of its assets except for sales of (a) all or any part of its current assets in the ordinary course of business, (b) all or any part of its assets by any Subsidiary to the Company or a wholly owned Subsidiary, and (c) all or any part of its noncurrent assets if (x) the sum of the aggregate Net Book Value of all such noncurrent assets sold and the aggregate net book value of all assets of all Subsidiaries the stock of which has been sold or otherwise disposed of pursuant to Section 6.8(b) in any fiscal year are less than or equal to 10% of consolidated total assets of the Company and its Subsidiaries, determined as of the last day of the immediately preceding fiscal year, (y) in the aggregate, said noncurrent assets sold pursuant to this Section 6.7(c) and all assets of all Subsidiaries the stock of which has been sold or otherwise disposed of pursuant to
Section 6.8(b) generated no more than 15% of Consolidated Net Income Before Taxes for the immediately preceding fiscal year and (z) no Default or Event of Default exists immediately prior to or would exist immediately after giving effect to such sale of assets.

     Section 6.8. Sale of Subsidiary Stock. The Company will not, and will not permit any Subsidiary to, issue any capital stock or sell or otherwise dispose of less than all of the capital stock of a Subsidiary except (a) to the Company or another wholly-owned Subsidiary, or (b) unless at the time of such issuance, sale or other disposition (i) the Company and its Subsidiaries could incur at least $1 of additional Funded Debt under Sections 6.3 and 6.4, (ii) the sum of the aggregate Net Book Value of all such noncurrent assets sold pursuant to Section 6.7(c) and the aggregate net book value of all assets of such Subsidiary and of all Subsidiaries the stock of which has been sold or otherwise disposed of pursuant to this Section 6.8(b) in any fiscal year are less than or equal to 10% of consolidated total assets of the Company and its Subsidiaries, determined as of the last day of the immediately preceding fiscal year, (iii) in the aggregate, said noncurrent assets sold pursuant to Section 6.7(c) and all assets of such Subsidiary and of all Subsidiaries the stock of which has been sold or otherwise disposed of pursuant to

                                             Exhibit 4-4
                                             Page 18 of 56



this Section 6.8(b) generated no more than 15% of Consolidated Net Income Before Taxes for the immediately preceding fiscal year and (iv) no Default or Event of Default exists immediately prior to or would exist immediately after giving effect to such sale of stock, and provided further that, at the time of such sale, such Subsidiary shall not own, directly or indirectly, any shares of stock or Indebtedness of, or any other continuing investment in, any other Subsidiary (unless all of the shares of stock and Indebtedness of such other Subsidiary owned, directly or indirectly, by the Company and all Subsidiaries are simultaneously being sold as permitted by this Section 6.8), or any shares of stock or Indebtedness of the Company.

     Section 6.9. Limitation on Merger Consolidation and Sale. The Company will not consolidate with or merge into any Person or Persons (whether or not affiliated with the Company), be a party to successive consolidations or mergers in which the Company or its successor or successors shall be a party or parties, and in which the Company shall not be the surviving corporation, or sell all or substantially all of its assets (in one transaction or a series of transactions) unless (i) such successor or purchasing Person shall be a United States corporation having not less than 75% of its gross assets in the United States,
(ii) such successor or purchasing Person shall assume the due and punctual payment of the principal of (and Yield-Maintenance Premium, if any) and interest on all Notes and the performance and observance of every covenant and condition of this Agreement to be performed or observed by the Company, (iii) no Event of Default or Default shall exist immediately prior to or after giving effect to such merger, consolidation or sale of assets, (iv) such successor or purchasing Person and any surviving Subsidiaries shall be able to incur at least $1 of
additional  Funded  Debt  and  Current   Debt  under   Sections  6.3  and  6.4,
respectively, immediately after the consolidation, merger or sale of assets and
(v) the Company shall have delivered to the holder of each Note an Officer's Certificate and an Opinion of Counsel, each stating that such consolidation or merger complies with this Section 6.9 and that the parties have complied with all conditions precedent herein provided for or relating to such transaction.

     No merger, consolidation or sale of assets permitted under this Section
6.9 shall have the effect of releasing the entity named as the Company in the
introductory   sentence  of  this  Agreement  or any  successor  or  purchasing corporation that shall theretofore have become such in the manner prescribed in this Section 6.9 from its liability as obligor and maker on any of the Notes.

     Section 6.10. Transactions with Affiliates. Subject to applicable regulatory requirements, the Company will not enter into or be a party to, and will not permit any Subsidiary to enter into or be a party to, any transaction or arrangement with any Affiliate (including without limitation, the purchase from, sale to or exchange of property with, or the rendering of any service by or for, any Affiliate), except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than it would obtain in a comparable arm's length transaction with a Person other than an Affiliate.

                                                  Exhibit 4-4
                                                  Page 19 of 56

     Section 6.11.     Purchase of Notes.

     The Company will not, and will not permit any Subsidiary or Affiliate to, purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except (a) upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes or (b) pursuant to an offer to purchase made by the Company, Subsidiary or an Affiliate pro rata to the holders of all Notes at the time outstanding upon the same terms, conditions and inducements. Any such offer shall provide each holder with sufficient information to enable it to make an informed decision with respect to such offer, and shall remain open for at least 20 Business Days. If the holders of more than 25% of the principal amount of the Notes then outstanding accept such offer, the Company shall promptly notify the remaining holders of such fact and the expiration date for the acceptance by holders of Notes of such offer shall be extended by the number of days necessary to give each such remaining holder at least 20 Business Days from its receipt of such notice to accept such offer. The Company will promptly cancel all Notes acquired by it, any Subsidiary or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

SECTION 7.        EVENTS OF DEFAULT AND REMEDIES.

     Section 7.1 Events of Default Defined, Acceleration of Maturity. If one or more of the following events (herein called "Events of Default") shall occur and be continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law of otherwise):

     (i) the Company defaults in the payment of any installment of interest upon any Note, when the same shall become due and payable, and such default continues for a period of five days; or

     (ii) the Company defaults in the payment of the principal of (or Yield-Maintenance Premium, if any, on) any Note as and when the same shall become due and payable whether at maturity or upon any required or optional prepayment; or

     (iii) any representation or warranty made by the Company herein or by the Company or any of its officers in any writing furnished in connection with or pursuant to this Agreement shall be false in any material respect on the date as of which made; or

                                             Exhibit 4-4
                                             Page 20 of 56


     (iv) the Company defaults in the performance of any other of the covenants or agreements on the part of the Company in this Agreement and such default continues for a period of thirty days after the date on which a Responsible Officer of the Company has knowledge of such default; or

     (v) the Company or any Subsidiary defaults in the payment of principal or interest on any Indebtedness for borrowed money of the Company or such Subsidiary with an aggregate principal amount in excess of $5,000,000 as and when the same shall become due and payable by the lapse of time, by declaration, or call for redemption or otherwise, and such default shall continue beyond the period of grace, if any, applicable thereto; or

     (vi) the Company or any Subsidiary defaults in the performance of any of the covenants or agreements on the part of the Company or such Subsidiary in any indenture, agreement or other instrument under which any Indebtedness of the Company or such Subsidiary for borrowed money with an aggregate principal amount in excess of $5,000,000 or more may be issued and such default or event shall continue for a period of time sufficient to permit the acceleration of the maturity of any Indebtedness of the Company or such Subsidiary outstanding thereunder; or

     (vii) the entry of an order for relief or of a decree or order by a court having jurisdiction in the premises (1) with respect to the Company or any Material Subsidiary under the federal bankruptcy laws or any other similar, applicable federal or state law, or (2) appointing, on the ground of insolvency or bankruptcy, a custodian, receiver, liquidator, trustee or other official in bankruptcy or insolvency of the Company or any Material Subsidiary or of any substantial part of its property, or for the winding up or liquidation of its affairs, and the continuance of such decree or order unvacated and unstayed for a period of thirty days; or

     (viii) the Company or any Material Subsidiary shall commence a voluntary bankruptcy proceeding, or shall consent to the filing of a bankruptcy proceeding against it, or shall file a petition or answer or consent seeking reorganization under the federal bankruptcy laws or any other similar applicable federal or state law, or shall consent to the filing of any such petition, or shall consent to the appointment on the ground of insolvency or bankruptcy of a custodian or receiver or liquidator or trustee or similar official in bankruptcy or insolvency of it or of any substantial part of its property, or shall make a general assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due; or

     (ix) if final judgment for the payment of money in excess of $100,000 shall be entered against the Company or any Material Subsidiary and such judgment shall remain unsatisfied and the execution thereof shall remain unstayed for a period of sixty days after the entry of such judgment and receipt of actual notice thereof by the Company or such Material Subsidiary, or such judgment shall remain unsatisfied for a period of sixty days after termination of any stay of execution thereon entered within such sixty day period; or

                                                       Exhibit 4-4
                                                       Page 21 of 56


     (x) any Termination Event with respect to a Plan shall have occurred, and, within 30 days after the occurrence thereof,
              (i) such Termination Event (if correctable) shall not have been corrected and (ii) the then present value of such Plan's vested benefits exceeds the then current value of assets accumulated in such Plan by more than the amount of $1,000,000 (or in the case of a Termination Event involving the withdrawal of a "substantial employer" (as defined in Section 4001 (a) (2) of ERISA), the withdrawing employer's proportionate share of such excess shall exceed such amount); or

     (xi) the Company or any of its ERISA Affiliates as employer under a Multiemployer Plan shall have made a complete or partial withdrawal from such Multiemployer Plan and the plan sponsor of such Multiemployer Plan shall have notified such withdrawing employer that such employer has incurred a
              withdrawal   liability  in  an  annual   amount   exceeding  $
              1,000,000;

then (a) if such  event is an Event of  Default  specified  in  clause (vii) or
(viii) of this Section 7.1 with respect to the Company, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon and the Yield-Maintenance Premium, if any, with respect to each such Note, without presentment, demand, protest or notice of any kind (including, without limitation, notice of intent to accelerate and notice of acceleration of maturity), all of which are hereby waived by the Company, (b) if such event is an Event of Default specified in clause (i) or (ii) of this
Section 7.1, the holder of any Note (other than the Company or any of its Subsidiaries or Affiliates) as to which such an Event of Default shall have occurred may at its option during the continuance of such Event of Default, by notice in writing to the Company, declare such Note to be, and such Note shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each such Note, without presentment, demand, protest or further notice of any kind (including, without limitation, notice of intent to accelerate), all of which are hereby waived by the Company, (c) if such event is any other Event of Default, the Required Holder(s) may at its or their option during the continuance of such Event of Default, by notice in writing to the Company, declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each Note, without presentment, demand, protest or further notice of any kind (including, without limitation, notice of intent to accelerate), all of which are hereby waived by the Company, and (d) if any Note shall have been declared to be due and payable pursuant to clause (b) above, any holder of any other Note may at any time thereafter, so long as the Event of Default described in clause
(b) above shall at such time be continuing, by notice in writing to the Company, declare all of the Notes held by such holder to be, and all of the Notes held by such holder shall thereupon be and become, immediately due and payable together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each such Note, without presentment, demand, protest or

                                             Exhibit 4-4
                                             Page 22 of 56



further notice of any kind (including, without limitation, notice of intent to accelerate), all of which are hereby waived by the Company. The Company acknowledges and the parties hereto agree, that the holder of each Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and the provisions for payment of the Yield-Maintenance Premium by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, are intended to provide compensation for the deprivation of such right under such circumstances.

     Section 7.2. Rescission of Acceleration. At any time after any or all of the Notes are declared immediately due and payable and have not been paid in full, the Required Holder(s) may, by notice in writing to the Company, rescind and annul such declaration and its consequences if (i) the Company has paid all overdue interest on the Notes, the principal of and Yield-Maintenance Premium, if any, payable with respect to any Notes which have become due otherwise than by reason of such declaration, and interest on such overdue interest and overdue principal and Yield Maintenance Premium at the rate specified in the Notes, (ii) all Events of Default and Defaults, other than non-payment of amounts which have become due solely by reason of such declaration have been cured or waived pursuant to Section 11.6, and (iii) no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement. No such rescission or annulment shall extend to or affect any subsequent Event of Default or Default or impair any right arising therefrom.

     Section 7.3. Notice of Acceleration or Rescission. Whenever any Note shall be declared immediately due and payable pursuant to Section 7.1 or any such declaration shall be rescinded and annulled pursuant to Section 7.2, the Company shall forthwith give written notice thereof to the holder of each Note at the time outstanding.

     Section 7.4. Other Remedies. If any Event of Default or Default shall occur and be continuing, the holder of any Note may proceed to protect and enforce its rights under this Agreement and such Note by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement. No remedy conferred in this Agreement upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or now or hereafter existing at law or in equity or by statute or otherwise.

SECTION 8.        REPRESENTATIONS OF THE PURCHASER.

     Each Purchaser severally represents and in entering into this Agreement the Company understands, that such Purchaser is purchasing the Notes for the purpose of investment and not with a view to the resale or distribution thereof, and that such Purchaser has no present intention of selling, negotiating or otherwise disposing of the Notes, it being understood, however, that the disposition of such Purchaser's property shall at all times be and remain within such Purchaser's control.

                                             Exhibit 4-4
                                             Page 23 of 56

     Each Purchaser further represents that such Purchaser is acquiring the Notes for its own account with its general account assets and not with the assets of any separate account in which any employee benefit plan has any interest. As used in this Section 8, the terms "separate account" and "employee benefit plan" shall have the respective meanings assigned to them in the ERISA.

SECTION 9.        REPRESENTATIONS, WARRANTIES AND COVENANTS

     The Company hereby represents and warrants to each Purchaser as follows:

     Section 9.1. Subsidiaries. Schedule 9.1 attached hereto sets forth the name and jurisdiction of incorporation of each Subsidiary and the percentage of the Company's ownership interest in each such Subsidiary, all as of the Date of Closing. Each Subsidiary is a corporation duly incorporated, validly existing and in good standing under the laws of its respective state of incorporation and has the corporate power to own its property and carry on its business as now being conducted and as proposed to be conducted. Each Subsidiary is duly licensed or qualified and is in good standing in each state in which the properties owned or leased by it or the business conducted by such Subsidiary requires such licensing or qualification. The Company has good and marketable title to all of the shares it purports to own of the stock of each Subsidiary, free and clear in each case of any adverse claim. All such shares have been duly issued and are fully paid and non-assessable.

     Section 9.2. Business and Property. You have heretofore been furnished with a copy of the Memorandum which generally sets forth the business conducted and proposed to be conducted by the Company and its Subsidiaries and the principal properties of the Company and its Subsidiaries.

     Section  9.3.   Organization.   The  Company  is  a  corporation  duly
incorporated, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority and all necessary licenses and permits to own its property and to carry on its business as now being conducted and as proposed to be conducted. The Company is duly qualified, authorized to do business and in good standing as a foreign corporation in the State of North Carolina. The properties owned and the business transacted by the Company do not require it to be qualified as a foreign corporation in any other state.

     Section 9.4. Financial Statements. The Company has heretofore delivered to each Purchaser copies of its consolidated balance sheet as of September 30, 1991 through 1994, together with consolidated statements of income, retained earnings, capitalization and cash flows for the fiscal years ended on said dates and September 30, 1990, certified by Arthur Andersen LLP, independent certified public accountants, and the consolidated balance sheet of the Company as at June 30, 1995 and the related consolidated statements of income and cash flows for the nine-month and twelvemonth periods then ended, prepared by the Company. Such financial statements are correct and complete, were prepared in accordance with generally accepted accounting principles and fairly present the financial condition of the Company and its Subsidiaries on the aforesaid basis as at such dates and for such periods, subject in the case of such interim statements to year-end audit adjustments, and the results of their operations and changes in their financial position or cash flows for said periods.

                                             Exhibit 4-4
                                             Page 24 of 56

     Section 9.5. No Adverse Change. Since September 30, 1994 there have been no material adverse changes in the condition, financial or otherwise, of the Company and its Subsidiaries from that set forth in said balance sheet as at said date and neither the business nor properties of the Company or its Subsidiaries have been materially adversely affected in any way.

     Section  9.6.  Title  to  Properties,   Liens.   The  Company  and  its
Subsidiaries have good and valid title to all fixed property and assets reflected in the balance sheet as at September 30, 1994 referred to in Section
9.4 above, except properties and assets, not material in aggregate amount disposed of in the ordinary course of business. There are no liens on properties and assets of the Company and its Subsidiaries which are not permitted by this Agreement. All leases necessary in any material respect for the conduct of the respective business(es) of the Company and its Subsidiaries are valid and subsisting and are in full force and effect.

     Section 9.7. Regulatory Approval. The issuance and sale of the Notes by the Company and the consummation of the transactions contemplated by this Agreement do not require the authorization, approval or consent of any governmental body, commission, board or agency other than the order of the North Carolina Utilities Commission authorizing the issuance and sale of the Notes by the Company, which order has been obtained and is not subject to any condition, modification or appeal which would affect the terms or validity of the Notes.

     Section 9.8. Franchises, etc. The Company holds valid and subsisting certificates of convenience and necessity, grants, franchises, licenses, permits and easements, free from unduly burdensome restrictions, sufficient to enable it to carry on the business now being conducted by it except for a municipal franchise for service to customers in the municipality of Albemarle, North Carolina. The Company has served customers in Albemarle, North Carolina, for approximately twenty-eight years without a municipal franchise and does not foresee any discontinuance of service to customers in such municipality. Neither the Company nor any Subsidiary is in violation of any of the aforementioned certificates of convenience and necessity, grants, franchises, licenses, permits and easements in any material respect.

     Section 9.9. Litigation. There is no action, suit or proceeding pending or, to the knowledge of the Company, threatened against or affecting the Company or its Subsidiaries at law or in equity or before or by any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality domestic or foreign, which, in the opinion of the Company, involves the possibility of any judgment or liability which may result in any material adverse change in the business, properties or assets or in the condition, financial or otherwise, of the Company and its Subsidiaries.

                                                  Exhibit 4-4
                                                  Page 25 of 56

     Section 9.10. Burdensome Agreements. Neither the Company nor any Subsidiary is a party to any contract, agreement, judgment, decree or order, or subject to any charter, by-laws or other like corporate restriction which materially adversely affects, or in the future may, in the opinion of management of the Company, based upon information known at this date, materially and adversely affect, the business, properties or assets of the Company or any Subsidiary or the condition, financial or otherwise, of the Company or any Subsidiary, nor is the Company or any Subsidiary a party to any material management contract providing for special bonus or profit sharing arrangements.

     Section 9.11. Conformity with Law and Other Agreements. The execution and delivery of this Agreement and the Notes and the performance of and compliance with all of the terms and provisions thereof

    (i)   are within the corporate powers of the Company;

    (ii) will not violate any provisions of any law or any order of any court or government authority or agency and will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under the Certificate of Incorporation or By-laws of the Company or other agreement or instrument to which the Company is a party or by which it may be bound; and

   (iii) have been duly authorized by proper corporate action on the part of the Company (no action by the stockholders of the Company being required by law, the Certificate of Incorporation or By-laws of the Company or otherwise), executed and delivered by the Company and the Agreement and the Notes constitute the legal, valid and binding obligations, contracts and agreements of the Company enforceable in accordance with their respective terms.

     Section 9.12. Outstanding Debt. Neither the Company nor any of its Subsidiaries has outstanding any Indebtedness except as set forth in Exhibit C. There exists no event of default or default (and no waiver of any default or event of default that is conditional or limited in duration) under the provisions of any instrument evidencing such Indebtedness or of any agreement relating thereto.

     Section 9.13. Taxes. All tax returns required to be filed by the Company or any Subsidiary in any jurisdiction have, in fact, been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any Subsidiary or upon any of their respective properties, income or franchises, which are shown to be due and payable in such returns have been paid. For all taxable years ending on or before September 30, 1992, the federal income tax liability of the Company and its Subsidiaries has been satisfied and either the period of limitations on assessment of additional federal income tax has expired or the Company and its Subsidiaries have entered into an agreement with the Internal Revenue Service closing conclusively the total tax liability for the taxable year. The Company does not know of any proposed additional tax assessment against it for which adequate provision has not been made on its accounts, and no material controversy in respect of additional federal or state income taxes due since said date is pending or to the knowledge of the Company threatened. The provisions for taxes on the books of the Company and its Subsidiaries are adequate for all open years, and for its current fiscal period.

                                             Exhibit 4-4
                                             Page 26 of 56


     Section 9.14. Public Utility Holding Company Act. Neither the Company nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company" as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

     Section 9.15. Investment Company Act Status. Neither the Company nor any Subsidiary is, or is directly or indirectly "controlled" by, or acting on behalf of any Person which is, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     Section 9.16. Private Offering. Neither the Company, directly or indirectly, nor any agent on its behalf has offered or will offer the Notes or any similar security to or has solicited or will solicit an offer to acquire the Notes or any similar security from or has otherwise approached or negotiated or will approach or negotiate in respect of the Notes or any similar security with any person other than you and forty other institutional investors. Neither the Company, directly or indirectly, nor any agent on its behalf has offered or will offer the Notes or any similar security to or has solicited or will solicit an offer to acquire the Notes or any similar security from any person so as to bring the issuance and sale of the Notes within the provisions of Section 5 of the Securities Act.

     Section 9.17. Disclosure. Neither the financial statements heretofore furnished to you in connection with the issuance of the Notes, the Memorandum nor any certificate, statement or other information furnished to you by or on behalf of the Company in connection with the transactions contemplated by this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading. To the best of the knowledge of the Company, there is no fact which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business or prospects or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or any of their respective properties or assets which has not been set forth herein or in a certificate or statement furnished to you by the Company.

     Section 9.18. Use of Proceeds. The Company will use the net proceeds from the sale of the Notes to repay short-term bank indebtedness. None of the transactions contemplated by this Agreement (including, without limitation thereof, the use of the proceeds from the issuance of the Notes) will, violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulation issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II. Neither the Company nor any Subsidiary owns or intends to carry or purchase any "margin stock" within the meaning of said Regulation G. None of the proceeds from the sale of the Notes will be used to purchase, or refinance any borrowing, the proceeds of which were used to purchase any "security" within the meaning of the Securities Exchange Act of 1934, as amended.

                                             Exhibit 4-4
                                             Page 27 of 56

     Section 9.19.  Compliance with Orders and Law.  Neither the Company nor
any  Subsidiary  (a)  is  in  violation  of  any  law,   ordinance,  franchise,
governmental rule or regulation to which it is subject or (b) has failed to obtain any license, permit, franchise or other governmental authorization necessary to the ownership of its property or to the conduct of its business, which violation under clause (a) or failure to obtain under clause (b) would materially adversely affect the business, prospects, profits, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole, or impair the ability of the Company to perform its obligations contained in this Agreement or the Notes. Except as disclosed in Exhibit E attached hereto, neither the Company nor any Subsidiary is in default with respect to any order of any court or governmental authority or arbitration board or tribunal.

     Section 9.20. ERISA. The consummation of the transactions  provided for in this Agreement and compliance by the Company with the provisions thereof and the Notes issued thereunder will not involve any prohibited transaction within the meaning of ERISA or Section 4975 of the Code. Each Plan maintained by the Company complies in all material respects with all applicable statutes and governmental rules and regulations, and (a) no Reportable Event has occurred and is continuing with respect to any Plan, (b) the Company has not withdrawn from any Plan or instituted steps to do so and (c) no steps have been instituted to terminate any Plan. No condition exists or event or transaction has occurred in connection with any Plan which could result in the incurrence by the Company of any material liability, fine or penalty. No Plan maintained by the Company, nor
any  trusts  created  thereunder,  have  incurred  any  "accumulated   funding
deficiency" as defined in Section 302 of ERISA nor does the present value of all benefits vested under all Plans exceed, as of the last annual valuation date, the value of the assets of the Plans allocable to such vested benefits except as disclosed to each Purchaser in Exhibit D. The Company does not have any contingent liability with respect to any post-retirement "welfare benefit plan" (as such term is defined in ERISA) except as has been disclosed to each Purchaser in Exhibit D.

     Section 9.21.  Compliance with Environmental  Laws. Except as disclosed in the Environmental Reports, the Company is not in violation of any applicable federal, state, or local laws, statutes, rules, regulations or ordinances relating to public health, safety or the environment, including, without limitation, relating to releases, discharges, emissions or disposals to air, water, land or ground water, to the withdrawal or use of ground water, to the use, handling or disposal of polychlorinated biphenyls (PCB's),asbestos or urea formaldehyde, to the treatment, storage, disposal or management of hazardous substances (including, without limitation, petroleum, crude oil or any fraction thereof, or other hydrocarbons), pollutants or contaminants, to exposure to toxic, hazardous or other controlled, prohibited or regulated substances which violation could have a material adverse effect on the business, prospects, profits, properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole. Except as disclosed in the Environmental Reports, neither the Company nor any of its Subsidiaries owns any property which currently is, or which it is anticipated will be, the subject of a review by any
federal,   state or  local  regulatory  agency.  Except  as  disclosed  in  the
Environmental Reports, the Company does not know of any liability or class of liability of the Company or any Subsidiary under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Section 9601 et seq.), or the Resource Conservation and Recovery Act of 1976, as amended (42 U.S.C. Section 6901 et seq), or similar federal, state, or local laws. The Company has implemented and complied in all material respects with all suggestions and recommendations in the Environmental Report attached hereto as Exhibit F.

                                             Exhibit 4-4
                                             Page 28 of 56

     Section 9.22. Brokerage. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by the Company without the intervention of any Person that might give rise to a valid claim against you for a brokerage commission or other like payment; and the Company agrees to indemnify and hold each Purchaser harmless from and against any such claims.

SECTION 10.       DEFINITIONS.

     For  the  purpose  of  this   Agreement,   the  terms  defined  in  the
introductory sentence and in Sections 1 and 2 shall have the respective meanings specified therein, and the following terms shall have the meanings specified with respect thereto below (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     Section 10.1.     Yield-Maintenance Terms.

"Called Principal" shall mean, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 4.2 (any partial prepayment being applied in satisfaction of required payments of principal in inverse order of their scheduled due dates) or is declared to be immediately due and payable pursuant to Section 7.1, as the context requires.

"Discounted Value" shall mean, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on a semiannual basis) equal to the Reinvestment Yield with respect to such Called Principal.

"Reinvestment Yield" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (a) the yields reported, as of 10:00 A.M. (New York City local time) on the Business Day next preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 500" on the Telerate Service (or such other display as may replace page 500 on the Telerate Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, plus 0.50%, or if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, (b) the Treasury Constant Maturity Series yields reported, for the latest day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, plus 0.50%. All implied yields under either clause (a) or (b) shall be

                                             Exhibit 4-4
                                             Page  29 of 56


determined, if necessary, by (x) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (y) interpolating linearly between yields reported for various maturities.

"Remaining Average Life" shall mean, with respect to the Called Principal of any Note, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) each Remaining Scheduled Payment of such Called Principal (but not of interest thereon) by (b) the number of years (calculated to the nearest one-twelfth year) which will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

"Remaining Scheduled Payments" shall mean, with respect to the Called Principal of any Note, all payments of such Called Principal and interest that would accrue thereon starting on or after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date.

"Settlement Date" shall mean, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 4.2 or is declared to be immediately due and payable pursuant to Section 7.1, as the context requires.

"Yield-Maintenance Premium" shall mean, with respect to any Note, a premium equal to the excess, if any, of the Discounted Value of the Called Principal of such Note over such Called Principal. The Yield-Maintenance Premium shall in no event be less than zero.

         Section 10.2.     Other Defined Terms.

"Affiliate" means a Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Company, except a Subsidiary. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting stock or otherwise.

"Agreement" means this Note Purchase Agreement, as from time to time amended.

"Board of Directors" means the Board of Directors of the Company.

"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed.

                                                  Exhibit 4-4
                                                  Page 30 of 56


"Capitalized Lease" means any lease which is required to be capitalized under generally accepted accounting principles.

"Closing" or "Date of Closing" shall have the meaning specified in Section 2.

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Company" means North Carolina Natural Gas Corporation, a Delaware corporation, and, subject to the provisions of Section 6.9, shall also include its successors and assigns.

"Consolidated Capitalization" means the sum of Consolidated Funded Debt and Consolidated Stockholders' Equity.

"Consolidated Current Debt" means the aggregate principal amount of Current Debt of the Company and its Subsidiaries consolidated in accordance with generally accepted accounting principles.

"Consolidated Funded Debt" means the aggregate principal amount of Funded Debt of the Company and its Subsidiaries consolidated in accordance with generally accepted accounting principles.

"Consolidated Net Earnings for Interest" for any period shall mean (i) the total operating revenues of the Company and its Subsidiaries, less all operating expenses, charges for repair and maintenance, accruals for taxes (other than income and excess profits taxes or other taxes which are imposed on income after the deduction of interest charges) and all income deductions, for the period for which Consolidated Net Earnings for Interest are being computed, but excluding from such deduction all interest charges on Consolidated Funded Debt and Consolidated Current Debt and all amortization of debt discount and expense on such Consolidated Funded Debt and Consolidated Current Debt, plus (ii) net nonoperating income of the Company and its Subsidiaries for such period; provided, however, that the total amount of net nonoperating income so included shall not exceed 10% of the Consolidated Net Earnings for Interest so computed, including the net non-operating income so included. Consolidated Net Earnings for Interest shall be determined in accordance with the following additional requirements: (x) no interest received by the Company or any Subsidiary on obligations of any Person, which is in excess of the net earnings available for interest of such company for the corresponding period, and no dividends received by the Company or any of its Subsidiaries upon stock of any Person which are in excess of the net earnings of such Person for the corresponding period, shall be included in the revenues of the Company and its Subsidiaries in making such computations; and (y) no profits or losses from the sale, abandonment or other disposition of capital assets (which shall mean assets other than current assets) or appreciation or diminution in value thereof, shall be included in making such computations.

"Consolidated Net Income" for any period shall mean (i) the total operating revenues of the Company and its Subsidiaries, less all operating expenses, charges for repairs and maintenance, accruals for interest and taxes and all income deductions, all for the period for which Consolidated Net Income is being computed, plus (ii) net nonoperating income of the Company and its Subsidiaries for such period.

                                             Exhibit 4-4
                                             Page 31 of  56



"Consolidated Net Income Before Income Taxes" for any period shall mean the sum of (i) Consolidated Net Income, plus (ii) all accruals for income taxes (including excess profits taxes or other taxes which are imposed on income after the deduction of interest charges) for such period.

"Consolidated Stockholders' Equity" means the sum of all capital stock, capital surplus and retained earnings of the Company, less minority interests, treasury stock and common stock expenses.

"Current Debt" means all Indebtedness of, or created, guaranteed or assumed by, the Company or any Subsidiary other than Funded Debt.

"Default" means any event or condition, the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default.

"Environmental Reports" shall mean that (i) letter dated November 10, 1995 from Calvin B. Wells, President of the Company, to each Purchaser and (ii) that report dated September 1, 1993 from Aquaterra, Inc. and Ware Lind Furlow Engineers, Inc. to Roy W. Ericson, attached hereto as Exhibit E and Exhibit F, respectively.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

"ERISA Affiliate" shall mean any trade or business (whether or not incorporated) that is a member of a group of which the Company is a member and that is under common control within the meaning of the regulations under Section 414 of the Code.

"Event of Default" shall have the meaning specified in Section 7.1.

"Funded Debt" means all Indebtedness of, or created, guaranteed or assumed by, the Company or any Subsidiary, or upon which any such Person customarily pays interest charges, which matures one year or more after the date of its creation or by its terms is renewable or refundable by the Company or any Subsidiary to a date one year or more after the date of its creation or is issued under any revolving credit agreement.

"Indebtedness" means and includes (i) all items which in accordance with generally accepted accounting principles would be included on the liability side of the balance sheet as at the date of which indebtedness is to be determined excluding capital stock, surplus, reserves, accumulated provisions for deferred taxes and deferred credits, (ii) obligations in respect of Capitalized Leases, indebtedness secured by any mortgage, pledge or lien existing on property or by mortgages or liens existing on property at the time of acquisition thereof or by conditional sales or other title retention agreements with respect to any property, whether or not the indebtedness secured thereby shall have been assumed and (iii) guarantees, endorsements and other contingent obligations in respect of Indebtedness of the types described in clauses (i) and (ii);

                                             Exhibit 4-4
                                             Page 32 of 56



provided, however, that such term shall not mean and include any indebtedness in respect of which moneys (in the form of cash or United
States Treasury securities) sufficient to pay and discharge the same in full (either on the expressed date of maturity thereof or on such earlier date as such indebtedness may be duly called for redemption and payment) shall be deposited with a depository, agency or trustee in trust for the payment thereof so long as such moneys are excluded from all calculations of the total assets of the Company and its Subsidiaries and Consolidated Stockholders' Equity.

"Material Subsidiary" shall mean, at any date, any Subsidiary that, during any of the three fiscal years of the Company most recently ended prior to such date, shall have had assets, gross revenues or net income in excess of 10% of the consolidated assets, consolidated gross revenues, or Consolidated Net Income of the Company and its Subsidiaries.

"Memorandum" means the Confidential Private Placement Memorandum with respect to North Carolina Natural Gas Corporation's offering of $30,000,000 Senior Debentures Due 2015 prepared by Dean Witter Investment Banking.

"Multiemployer Plan" shall mean any plan that is a "multiemployer plan" (as such term is defined in section 4001 (a)(3) of ERISA).

"Net Book Value" at any period end shall mean the capitalized value of any noncurrent assets, as determined in accordance with generally accepted accounting principles, after deduction of accumulated depreciation, depletion and amortization, if any, in respect to such noncurrent asset.

"Notes" shall have the meaning specified in Section 1.

"Officer's Certificate" shall mean a certificate signed by the President or a Vice President, and by the Treasurer, an Assistant Treasurer, the Controller, an Assistant Controller, the Secretary or an Assistant Secretary, of the Company.

"Opinion of Counsel" shall mean an opinion in writing signed by legal counsel, who must be satisfactory to the holder of each Note, and who may be of counsel for the Company.

"Person" shall mean an individual, corporation, partnership, company, trust or unincorporated organization, and a governmental agency or political subdivision thereof.

"Plan" shall mean an "employee pension benefit plan" (as defined in section 3 of ERISA) that is or has been established or maintained, or to which contributions are or have been made, by the Company or by any trade or business, whether or not incorporated, that, together with the Company, is under common control, as described in section 414(b) or (c) of the Code.

                                             Exhibit 4-4
                                             Page 33 of 56



"Pro Forma Fixed Charges" means, as of the date of determination thereof, the maximum aggregate amount of interest charges and all amortization of debt discount and expense on Consolidated Funded Debt and Consolidated Current Debt of the Company and its Subsidiaries as well as the maximum aggregate amount of any dividends to be paid on preferred stock of the Company, all for the period for which Pro Forma Fixed Charges are being computed, all determined on a pro forma basis giving effect to the incurrence of any Funded Debt and Current Debt and the concurrent retirement of outstanding Funded Debt or Current Debt. Computations of interest charges on a pro forma basis for Consolidated Funded Debt and Consolidated Current Debt having a variable interest rate shall be calculated at the rate in effect on the date of any determination.

"Purchasers" shall mean the purchasers of the Notes identified on the signature pages hereof.

"Reportable Event" shall have the meaning attributed to such term in ERISA.

"Required Holder(s)" shall mean the holder or holders of at least 66 2/3% of the aggregate principal amount of the Notes from time to time outstanding.

"Responsible Officer" shall mean the chief executive officer, the president, the chief financial officer, the treasurer or the controller of the Company.

"Securities Act" shall mean the Securities Act of 1933, as amended.

"Subsidiary" means any corporation of which 50% or more of the Voting Stock is owned or controlled by the Company or a Subsidiary.

"Termination Event" shall mean (i) a Reportable Event described in Section 4043 of ERISA and the regulations issued thereunder (other than a Reportable Event not subject to the provision for 30-day notice to the Pension Benefit Guaranty Corporation under such regulations), or (ii) the withdrawal of the Company or any of its ERISA Affiliates from a Plan during a plan year in which it was a "substantial employer" as defined in Section 4001 (a)(2) of ERISA, or (iii) the filing of a notice of intent to terminate a Plan or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, or (iv) the institution of proceedings to terminate a Plan by the Pension Benefit Guaranty Corporation, or (v) any other event or condition that might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan.

"Transferee" shall mean any direct or indirect transferee of all or any part of any Note purchased by any Purchaser under this Agreement.

"Voting Stock" means stock or similar interests of any class or classes (however designated), the holders of which are generally and ordinarily in the absence of contingencies, entitled to vote for the election of the directors (or persons performing similar functions) of a corporation or other business entity.

                                             Exhibit 4-4
                                             Page 34 of  56


     Section 10.3. Accounting Terms and Determinations. All references in this Agreement to "generally accepted accounting principles" shall be deemed to refer to generally accepted accounting principles in effect in the United States at the time of application thereof, subject to the next sentence. Unless
otherwise   specified  herein,  all  accounting  terms  used  herein  shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all financial statements and certificates and reports as to financial matters required to be furnished hereunder shall be prepared, in accordance with generally accepted accounting principles, applied on a basis consistent with the audited consolidated financial statements of the Company and its Subsidiaries delivered pursuant to Section 5.9.2 or, if no such statements have been delivered, the most recent audited financial statements referred to in
Section 9.4.

SECTION 11.       MISCELLANEOUS PROVISIONS

     Section 11.1. Note Payments. The Company agrees that, so long as any Purchaser shall hold any Note, it will make payments of principal of, interest on and any Yield-Maintenance Premium payable with respect to such Note, which comply with the terms of this Agreement, by wire transfer of immediately available funds for credit (not later than 12:00 noon, New York City time, on the date due) to your account or accounts, if any, as are specified in the Purchaser Schedule attached hereto, or, in the case you wish to change the account specified for you in the Purchaser Schedule such account or accounts in the United States as you may from time to time designate in writing, notwithstanding any contrary provision herein or in any Note with respect to the place of payment. You agree that, before disposing of any Note, you will make a notation thereon (or on a schedule attached thereto) of all principal payments previously made thereon and of the date to which interest thereon has been paid. The Company agrees to afford the benefits of this Section 11.1 to any Transferee which shall have made the same agreement as you have made in this Section 11.1.

     Section 11.2. Loss, Theft, Etc., of Notes. In the event of mutilation of any Note, upon surrender and cancellation of such Note by the holder thereof, the Company will deliver a new Note, of like tenor, in lieu of such mutilated Note. Upon receipt of an affidavit from the President or Vice President of the holder of any Note setting forth the fact of loss, theft or destruction of such Note and such holder's ownership of the Note at the time of such loss, theft or destruction and upon receipt of such holder's unsecured indemnity agreement, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen or destroyed Note. No charge will be made for the delivery of a new Note pursuant to this section.

     Section 11.3. Notices. All communications provided for hereunder shall be in writing, and delivered or mailed, prepaid by registered or certified mail or overnight air courier, or facsimile communication followed by written confirmation delivered by registered or certified mail or overnight air courier, and (i) if to the Company, such communications shall be sent to the address set forth on the first page of this Agreement, (ii) if to you, such communications shall be sent to your address set forth in the Purchaser Schedule hereto, or to such other address as may be designated in writing by the party to receive such notice and, (iii) if to any other holder of any Note, addressed to such other holder at such address as such other holder shall have specified to the Company in writing or, if any such other holder shall not have so specified an address to the Company, then addressed to such other holder in care of the last holder of such Note that shall have so specified an address to the Company.

                                             Exhibit 4-4
                                             Page 35 of 56


     Section 11.4. Form, Registration, Transfer and Exchange of Notes. The Notes are issuable as registered notes without coupons in denominations of at least $100,000, except as may be necessary to reflect any principal amount not evenly divisible by $100,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfers of Notes. Upon surrender for registration of transfer of any Note at the principal office of the Company, the Company shall, at its expense, execute and deliver one or more new Notes of like tenor and of a like aggregate principal amount, registered in the name of such transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for other Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the principal office of the Company. Whenever any Notes are so surrendered for exchange, the Company shall, at its expense, execute and deliver the Notes that the holder making the exchange is entitled to receive. Every Note surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or such holder's attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue that were carried by the Note so exchanged or transferred, so that neither gain nor loss of interest shall result from any such transfer or exchange.

     Section 11.5.     Expenses.

               Section 11.5.1. Generally. Whether or not the transactions contemplated hereby shall be consummated, the Company will promptly (and in any event within thirty (30) days after receiving any statement or invoice therefor) pay, and save each Purchaser and any Transferee harmless against liability for the payment of, all reasonable fees, expenses and costs relating hereto, including, but not limited to:

                  (i)    the cost of reproducing this Agreement and the Notes;

                  (ii) the fees and disbursements of any special counsel engaged by the Purchasers;

                  (iii) the cost of delivering to such Purchaser's home office or custodian bank, insured to such Purchaser's satisfaction, the Notes purchased by such Purchaser at the Closing;

                  (iv) the fees, expenses and costs incurred complying with each of the conditions to closing set forth in
                         Section 3 hereof (including, without limitation the fees, expenses and costs incurred obtaining a Private Placement Number for the Notes);

                                             Exhibit 4-4
                                             Page 36 of 56



                  (v) the fees, expenses and costs of Dean Witter Investment Banking and any other broker or investment banker, if any, incurred by the Company in connection with the offer, issuance, sale and delivery of the Notes or the transactions contemplated hereby;

                  (vi) the fees, expenses and costs relating to the consideration, negotiation, preparation, duplication or execution of any amendments, waivers or consents pursuant to the provisions hereof (including, without limitation, (i) the fees, expense and costs associated with such Purchaser's or Transferee's accountants, advisers, and agents and (ii) the allocated cost of such Purchaser's or Transferee's counsel who are such Purchaser's or such Transferee's employees or such Purchaser's or such Transferee's affiliates' employees), whether or not any such amendments, waivers or consents are executed; and

                  (vii) the fees, expenses and costs incurred by such Purchaser or any Transferee in enforcing (or determining whether or how to enforce) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process, including without limitation (i) fees, expenses and costs incurred in any bankruptcy case and (ii) fees, expenses and costs incurred by such Purchaser's or any Transferee's accountants, advisers, or agents.

               Section 11.5.2. Counsel. Without limiting the generality of the foregoing, it is agreed and understood that the Company will pay, at the time of the execution of this Agreement, the statement, rendered as set forth in Section 3.6, for reasonable fees and disbursements of any special counsel engaged by the Purchasers incurred up to that time, and the Company will also pay, upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of any special counsel engaged by the Purchasers rendered at and after the Closing in connection with the issuance of the Notes or the matters referred to in Sections 11.5.1(vi) or (vii) hereof.

               Section 11.5.3. Survival. The obligations of the Company under this Section 11.5 and under the final sentence of Section 5.10 shall survive the transfer of any Note or portion thereof or interest therein by any Purchaser or any Transferee, the payment or prepayment of the Notes and the termination hereof.

         Section 11.6 Consent to Amendments. This Agreement may be amended, and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain the written consent to such amendment, action or omission to act, of the Required Holder(s) except that, without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to this Agreement shall change the maturity of any Note, or change the principal of, or the rate or time of payment of interest or any Yield-Maintenance Premium payable with respect to any Note, or affect the time, amount or allocation of any required or optional prepayments, or reduce the proportion of the principal amount of the Notes required with respect to any consent, or amend or modify this Section 11.6 or the definition of Required Holder(s) contained in Section 10.2. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this Section 11.6, whether or not such Note shall have been marked to indicate such consent, but any Notes issued thereafter may bear a notation

                                             Exhibit 4-4
                                             Page 37 of 56


referring to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note.

         Section 11.7.     Solicitation of Holders of Notes.

         Section 11.7.1. Solicitation. The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof or of the Notes. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of Section 11.6 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

         Section 11.7.2. Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security or any other inducement, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security or other inducement is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

        Section 11.8. Payments Due on Non-Business Days. Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day. If the date for any payment is extended to the next succeeding Business Day by reason of the preceding sentence, the period of such extension shall be included in the computation of the interest payable on such Business Day.

         Section 11.9.     Notes Held by Company, etc.

         For the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a
specified   percentage  of  the  aggregate   principal  amount  of Notes  then
outstanding, Notes directly or indirectly owned by the Company, its Affiliates or any of its Subsidiaries shall be deemed not to be outstanding.

                                                  Exhibit 4-4
                                                  Page 38 of 56

         Section 11.10. Persons Deemed Owners; Participations. Prior to due presentment for registration of transfer, the Company may treat the Person in whose name any Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and Yield Maintenance Premium, if any, and interest on such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary. Subject to the preceding sentence, the holder of any Note may from time to time grant participations in all or any part of such Note to any Person on such terms and conditions as may be determined by such holder in its sole and absolute discretion.

         Section 11.11. Disclosure to Other Persons; Confidentiality. The Company acknowledges that the holder of any Note may deliver copies of any financial statements and other documents delivered to such holder, and disclose any other information disclosed to such holder, by or on behalf of the Company or any Subsidiary in connection with or pursuant to this Agreement to (i) such holder's directors, officers, employees, agents and professional consultants,
(ii) any other holder of any Note, (iii) any Person to which such holder offers to sell such Note or any part thereof, (iv) any Person to which such holder sells or offers to sell a participation in all or any part of such Note, (v) any federal or state regulatory authority having jurisdiction over such holder, (vi) the National Association of Insurance Commissioners or any similar organization or (vii) any other Person to which such delivery or disclosure may be necessary or appropriate (a) in compliance with any law, rule, regulation or order applicable to such holder, (b) in response to any subpoena or other legal process or informal investigative demand, (c) in connection with any litigation to which such holder is a party or (d) in order to protect such holder's investment in such Note; provided that prior to disclosing any such information to any Person referred to in clause (vii) above, such holder will use reasonable efforts to provide notice to the Company of such disclosure.

         Section 11.12. Senior Status of the Notes. The designation of the Notes as "senior promissory notes" signifies that the Notes are not subordinated to any unsecured Indebtedness and are pari passu with any debentures issued under the indenture existing as of the Closing Date.

         Section 11.13. Survival of Representations and Warranties; Entire Agreement. All representations and warranties contained herein or made in writing by or on behalf of the Company in connection herewith shall survive the execution and delivery of this Agreement and the Notes, the transfer by such Purchaser of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any Transferee, regardless of any investigation made at any time by or on behalf of such Purchaser or any Transferee. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

                                             Exhibit 4-4
                                             Page 39 of 56

         Section 11.14. Successors and Assigns. All covenants and other agreements in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto (including, without limitation, any Transferee), whether so expressed or not.

         Section 11.15. Descriptive Headings. The descriptive headings of the several sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         Section 11.16. Satisfaction Requirement. If any agreement, certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to you or to the Required Holder(s), the determination of such satisfaction shall be made by you or the Required Holder(s), as the case may be, in the sole and exclusive judgment (exercised in good faith) of the Person or Persons making such determination.

         Section 11.17. Governing Law. THIS AGREEMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NORTH CAROLINA AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF NORTH CAROLINA. This Agreement may not be changed orally, but (subject to the provisions of Section 11.6) only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Section   11.18.   Counterparts.   This   Agreement   may  be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.


                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.
                                SIGNATURE PAGES FOLLOW.]

                                             Exhibit 4-4
                                             Page 40 of 56


         If the foregoing is in accordance with your understanding of our agreement, please sign and return to us the enclosed copy of this Agreement, whereupon it shall become a binding agreement between us.

                                             NORTH CAROLINA NATURAL GAS
                                             CORPORATION


                                             By /s/ Calvin B. Wells
                                             -------------------------------
                                             Its President

Attest:


/s/ Sally T. Sowers
-------------------
Secretary
[Corporate Seal]

     The foregoing is hereby confirmed and accepted as of the date first above written.

                                         THE FRANKLIN LIFE INSURANCE COMPANY

                                          By__________________________________



                                          By__________________________________
                                                  Authorized Signatories


                                            AMERICAN GENERAL LIFE AND ACCIDENT
                                                   INSURANCE COMPANY


                                           By__________________________________


                                           By__________________________________
                                                    Authorized Signatories

                                             Exhibit 4-4
                                             Page 41 of 56

                               PURCHASER SCHEDULE

                          INFORMATION AS TO PURCHASERS



Purchaser Name                            AMERICAN GENERAL LIFE AND
                                          ACCIDENT INSURANCE COMPANY


Name in Which Note is Registered          American General Life and Accident
                                          Insurance Company


Note Registration Number; Principal       R-1; $20,000,000
Amount


Payment on Account of Note

   Method                                 Wire Transfer of immediately
                                           available funds
   Account Information                    ABA #011000028
                                          State  Street  Bank and Trust Company
                                          Boston,  MA 02101 Re: American General
                                          Life and  Accident  Insurance Company
                                          AC-0125-934-0
                                          OBI=PPN#  and description of payment
                                          Fund Number PA 10


Accompanying Information                  PPN#, interest rate, maturity date,
                                          interest amount, principal amount,
                                          and premium, if applicable

Address for Notices Related to Payments   American General Life and Accident
                                          Insurance Company
                                          and PA 10
                                          c/o State Street Bank and
                                              Trust Company
                                          Insurance Services Custody (AH2)
                                          1776 Heritage Drive
                                          North Quincy, MA 02171
                                          Facsimile Number: (617) 985-4923

                                             Exhibit 4-4
                                             Page 42 of 56


Purchaser Name                            AMERICAN GENERAL LIFE AND
                                            ACCIDENT INSURANCE COMPANY

Duplicate Payment Notices and all other   American General Life and Accident
                                          Insurance Company
Correspondence to:                        c/o American General Corporation
                                          Attn: Investment Research
                                                Development, A37-01
                                          P.O. Box 3247
                                          Houston, TX 77253-3247

                                          Overnight Mail Address:
                                          2929 Allen Parkway
                                          Houston, TX 77019-2155

                                          Facsimile Number: (713) 831-1366


Tax Identification Number                 62-0306330




Purchaser Name                            THE FRANKLIN LIFE INSURANCE COMPANY

Name in Which Note is Registered          The Franklin Life Insurance Company

Note Registration Number; Principal       R-2; $10,000,000
Amount

Payment on Account of Note

          Method                          Wire Transfer of immediately
                                           available funds

          Account Information             ABA #011000028
                                          State  Street  Bank and Trust Company
                                          Boston, MA 02101 Re:The Franklin Life
                                          Insurance Company AC-2492-440-9
                                          OBI = PPN# and description of payment
                                           Fund Number PA 37

Accompanying Information                  PPN#, interest rate, maturity date,
                                          interest amount, principal amount,
                                          and premium, if applicable

                                        Exhibit 4-4
                                        Page 43 of 56




Purchaser Name                            THE FRANKLIN LIFE INSURANCE COMPANY

Address for Notices Related to Payments   The Franklin Life Insurance Company
                                             and PA 37
                                          c/o State Street Bank and TrustCompany
                                          Insurance Services Custody (AH2)
                                          1776 Heritage Drive
                                          North Quincy, MA 02171
                                          Facsimile Number: (617) 985-4923

Duplicate Payment Notices and all other   The Franklin Life Insurance Company
Correspondence to:                        c/o American General Corporation
                                          Attn: Investment Research Department,
                                             A37-01
                                          P.O. Box 3247
                                          Houston, TX 77253-3247

                                          Overnight Mail Address:
                                          2929 Allen Parkway
                                          Houston, TX 77019-2155

                                          Facsimile Number: (713) 831-1366

Tax Identification Number                 37-028165

                                             Exhibit 4-4
                                             Page 44 of 56




                                  SCHEDULE 9.1

                          (To Note Purchase Agreement)


                                   Percentage of Company's     Jurisdiction of
Name of Subsidiary                      Ownership              Incorporation
------------------                 -----------------------     ---------------

NCNG Exploration Corporation                100%               North Carolina

Cape Fear Energy Corporation                100%               North Carolina

NCNG Energy Corporation                     100%               North Carolina

                                             Exhibit 4-4
                                             Page 45 of 56

                                    EXHIBIT A
                                  [FORM OF NOTE]

                      NORTH CAROLINA NATURAL GAS CORPORATION
                      7.15% SENIOR NOTE DUE NOVEMBER 15, 2015


No. R-______                                [Date]
$__________                                 658221 B*6



     FOR VALUE RECEIVED, the undersigned, NORTH CAROLINA NATURAL GAS CORPORATION (the "Company"), a corporation organized and existing under the laws
of    the    State    of    Delaware,     hereby     promises    to   pay    to
________________________________________________,  or  registered  assigns,  the principal sum of ________________________ DOLLARS ($__________) on November 15,
2015 with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 7.15% per annum from the date hereof, payable semiannually in arrears on the fifteenth day of May and November in each year, commencing with the May 15 or November 15 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Yield-Maintenance Premium (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.15% or (ii) 2.0% over the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of principal of, interest on and any Yield-Maintenance Premium payable with respect to this Note are to be made at the main office of the Company in Fayetteville, North Carolina or at such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note (the "Note") is issued pursuant to a Note Purchase Agreement, dated as of November 1, 1995 (the "Agreement"), among the Company and the original purchasers of the Notes named in the Purchaser Schedule attached thereto and is entitled to the benefits thereof.

     This Note is a registered Note and, as provided in the Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the

                                             Exhibit 4-4
                                             Page 46 of 56


Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

     The Company agrees to make required prepayments of principal on the dates and in the amounts specified in the Agreement. This Note is also subject to optional prepayment, in whole or from time to time in part, on the terms specified in the Agreement.

     If an Event of Default, as defined in the Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in the Agreement.

     THIS NOTE IS INTENDED TO BE PERFORMED IN THE STATE OF NORTH CAROLINA AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAW OF SUCH STATE.

                                           NORTH CAROLINA NATURAL
                                            GAS CORPORATION


                                        By /s/ Calvin B. Wells
                                               President


Attest:


/s/ Sally T. Sowers
-------------------
Secretary

[Corporate Seal]

                                        Exhibit 4-4
                                        Page 47 of 56


                          EXHIBIT B

              [FORM OF OPINION OF ISSUER'S COUNSEL]

                                                  November 10, 1995


The Franklin Life Insurance Company
2929 Allen Parkway
Houston, Texas 77019-2155

American General Life and Accident Insurance Company
2929 Allen Parkway
Houston, Texas 77019-2155

Gentlemen:

     In  connection  with the  authorization  and issuance by North
Carolina Natural Gas Corporation (hereinafter called the "Company") of its 7.15% Senior Notes due November 1, 2015 (the "Notes") in the aggregate principal amount of $30,000,000 issued pursuant to the terms and provisions of that certain Note Purchase Agreement, dated as of November 1, 1995, among the Company, The Franklin Life Insurance Company and American General Life and Accident Insurance Company (the "Agreement"), we have reviewed the terms of the Agreement, the corporate and other proceedings with respect thereto and with respect to the issuance and sale of the Notes and have examined such records, certificates and documents and questions of law as we consider necessary or appropriate for the purposes of this opinion. Capitalized terms not defined herein shall be defined as in the Agreement.

     On the basis of the foregoing matters and of our familiarity with the affairs of the Company and its Subsidiaries, we advise you that in our opinion:

     1. The Company is a corporation duly incorporated and validly existing and in good standing under the laws of the State of Delaware and has corporate power and authority, and is duly authorized, to enter into and perform the Agreement and to issue the Notes and incur the indebtedness to be evidenced thereby. The Company is duly qualified as a foreign corporation in each state in which the properties owned or leased by it or the business conducted by it requires such qualification.

     2. Each Subsidiary is a corporation duly incorporated and validly existing and in good standing under the laws of its respective state of incorporation and has adequate corporate power and authority to carry on its business as now conducted. Each Subsidiary is duly qualified as a foreign corporation in each state in which the properties owned or leased by it or the business conducted by such Subsidiary requires such qualification.

                                             Exhibit 4-4
                                             Page 48 of 56


     3. The Agreement has been duly authorized by the Company and duly executed and delivered by an authorized officer of the Company and is a legal, valid and legally binding agreement of the Company enforceable in accordance with its terms except as such terms may be limited by bankruptcy, insolvency, or similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

     4. The Notes issued on the Date of Closing have been duly authorized by the Company, have been duly executed and delivered by the authorized officers of the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, subject to applicable bankruptcy, insolvency or similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law), and are entitled to the benefits afforded by the Agreement.

     5. The offering, issuance and delivery of the Notes under the circumstances contemplated by the Agreement constitute an exempt transaction which does not require registration of the Notes under the Securities Act and does not require qualification of any indenture with respect to the Notes under the Trust Indenture Act of 1939, as amended.

     6. The Company has valid certificates of convenience and necessity, franchises, licenses and permits adequate for the conduct of its business in the territory served by it except for a municipal franchise for service to customers in the municipality of Albemarle, North Carolina. The
Company has served customers in Albemarle, North Carolina, for approximately twenty-eight (28) years without a municipal franchise and does not foresee any discontinuance of service to customers in such municipality.

     7. The issuance and sale of the Notes have been duly authorized by order of the North Carolina Utilities Commission and said order is a final order and is not subject to any condition, modification or appeal which would affect the terms or validity of the Notes. No approval or consent of any other government authority is required for the issue of the Notes under the circumstances contemplated by the Agreement.

     8.  The   execution  and  delivery  of  the   Agreement,  the consummation
of the transactions therein contemplated and the fulfillment of the terms thereof by the Company will not (a) conflict with or result in a breach of any of the terms, conditions or provisions of, or constitute a default under, any indenture, mortgage, deed of trust, credit agreement, preferred stock agreement, franchise or other agreement or instrument to which the Company or its Subsidiaries are now a party or by which the Company or its Subsidiaries are bound, (b) conflict with or violate the charter instruments or by-laws of the Company or its Subsidiaries, as presently in effect, (c) conflict with any applicable law, rule or regulation or (d) conflict with any order, writ,
injunction  or  decree  applicable   to  or  binding  upon  the  Company,   its
Subsidiaries, or their respective properties.

                                             Exhibit 4-4
                                             Page 49 of 56



     9. There is no action, suit or other proceeding pending not covered by insurance in any court or by or before any other governmental or public authority or agency or any arbitrator against or affecting, or, to our best knowledge, threatened against, the Company or its Subsidiaries or any of its properties, that, either individually or in the aggregate, involves the possibility of a material judgment against the Company or its Subsidiaries or could materially adversely affect the business, prospects, earnings, properties or condition (financial or other) of the Company or its Subsidiaries, except for potential claims arising from the ownership by the Company and its Subsidiaries of property on which former manufactured gas plants were located at Kinston, North Carolina, and New Bern, North Carolina, of which you have been advised by the Environmental Reports.

     10. Neither the Company nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company" as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

     11. Neither the Company nor any Subsidiary is, or is directly or indirectly "controlled" by, or acting on behalf of any Person which is, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     12. None of the transactions contemplated by the Agreement (including, without limitation thereof, the use of the proceeds from the issuance of the Notes) will, violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulation issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter 11.

    It is understood that this opinion is limited in all respects to the laws of the State of North Carolina, the General Corporation Law of the State of Delaware and applicable federal law. The opinions expressed herein are rendered solely for your benefit, the benefit of subsequent holders of the Notes in connection with the transactions contemplated by the Agreement and Baker & Botts, L.L.P., and may not be relied upon or used for any purpose by any other Person without our prior written consent.


                                        Very truly yours,

                                        McCOY, WEAVER, WIGGINS,
                                        CLEVELAND & RAPER

                                             Exhibit 4-4
                                             Page 50 of 56


                              EXHIBIT C

                    (To Note Purchase Agreement)



                  Indebtedness of North Carolina
               Natural Gas Corporation and Subsidiaries
                        as of November 1, 1995


Long-term Debt:

8 3/4% Debentures, Series B, Due June 15, 2001....................$12,000,000

9.21 % Debentures, Series C, Due November 15, 2011...............  25,000,000


Current Debt - Notes Payable.....................................  27,000,000


Accounts Payable and Other Indebtedness
 as defined in Note Purchase Agreement
 dated as of November 1, 1995...................................  22,727,000  1
                                                                  ----------

Total                                                            $86,727,000



---------------------------
1 Per books as of August 31, 1995. See accompanying Details of Accounts Payable and Other Indebtedness as Defined in Note Purchase Agreement Dated as of November 1, 1995.

                                             Exhibit 4-4
                                             Page 51 of 56


                            Details of Accounts Payable
                             and Other Indebtedness as
                         Defined in Note Purchase Agreement
                           Dated as of November 1, 1995



Accounts Payable                                                 $7,608,425

Customer Deposits                                                 l,946,744

Accrued Taxes                                                     3,498,439

Accrued Interest                                                  l,329,883

Miscellaneous Current & Accrued Liabilities                       2,515,929

Dividends Payable                                                 1,969,211

Customer Refunds Payable                                          3,858,654
                                                                 ----------
Total                                                           $22,727,285
                                                                 ==========

                                             Exhibit 4-4
                                             Page 52 of 56



                              EXHIBIT D

                     (To Note Purchase Agreement)

                       CONTINGENT ERISA LIABILITY

     Other than the NCNG's Employees Pension Plan which is fully funded, the Company provides the following postretirement benefits that are unfunded. However, the annual cost of these benefits is included in rates under the stipulation in the Company's pending general rate case.

     1. Limited medical and life insurance benefits for retirees under the Company's group medical and life insurance plan. The actuarial present value of these benefit obligations for 1994 and 1995 are shown below.

                                     1994                   1995
                                     ----                   ----
          Medical                $4,896,000              $5,372,000
          Life Insurance            638,000                 688,000

    2. The Company provides supplemental retirement benefits to Messrs. Barragan and Gnann in the following amounts:

          Frank Barragan, Jr. (age 77)  -.............$3,225 per month
          Arthur P. Gnann, Jr. (age 75) -.............$  279 per month

    3. The Directors recently approved a Pension Restoration Plan on a pay-as-you-go basis to restore the reduction in benefits under the NCNG Employees Pension Plan because of IRS regulations. Only two employees, Calvin Wells and Gerald Teele, are included under this plan at the present time. Godwin, Brooke & Dickerson estimates that the net present value of these benefits at the end of various time periods are shown below.

          End of 10 years           ..........................$  96,000
          End of 15 years           ...........................$219,000
          End of 20 years           ...........................$348,000
          End of 31 years (life expectancy)....................$457,000

                                             Exhibit 4-4
                                             Page 53 of 56




                               EXHIBIT E

                     (To Note Purchase Agreement)

         [NORTH CAROLINA NATURAL GAS CORPORATION STATIONARY]


                                November 10, 1995


AMERICAN GENERAL LIFE AND
         ACCIDENT INSURANCE COMPANY
Post Office Box 3247
Houston, Texas 77253-3247

FRANKLIN LIFE INSURANCE COMPANY
Post Office Box 3247
Houston, Texas 77253-3247


     Pursuant to the provisions of Sections 5.10, 9.19, 9.21 and 10.2 of the Note Purchase Agreement dated as of November 1, 1995, I provide you with the following report on behalf of North Carolina Natural Gas Corporation (the "Company") concerning certain environmental matters:

     In 1964, Tidewater Natural Gas Company ("Tidewater") which operated gas distribution systems in several towns in eastern North Carolina, merged into the Company. In 1953, Tidewater acquired from another utility company its gas distribution systems and certain other properties. Among the properties that Tidewater acquired were portions of five (5) sites of former manufactured gas plants ("MGP") that use coal and oil to manufacture gas. Records indicate that these MGPs had ceased to operate prior to the acquisition by Tidewater of these sites. The Company currently owns two (2) of these former MGP sites located in Kinston, North Carolina and New Bern, North Carolina.

     On December 17, 1990, the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR") advised the Company that an oily substance was discovered in November, 1990 in a storm sewer discharging into the Neuse River and of its belief that such substance was coming from the Kinston site. The Company retained an environmental consulting firm to evaluate the situation. The consulting firm's investigation to date has revealed that MGP residuals are present, both on and off the Kinston site. The results of that investigation have been furnished to the NCDEHNR. In July, 1991, the NCDEHNR wrote the Company a letter setting forth a notice of violation of North Carolina water quality standards and laws as a result of contaminated soils from the MGP operation in Kinston.

                                            Exhibit 4-4
                                            Page 54 of 56


     In August, 1995, the Company performed abandonment work in relation to the storm sewer which had acted as a direct conduit for MGP constituents to reach the Neuse River. This was done in conjunction with the city of Kinston which absorbed that portion of the cost related to rerouting the storm sewer.

     At September 20, 1995 the Company had spent $519,220.00 on the environmental investigation of the Kinston site. Based upon the investigation conducted to date by the environmental consultants retained by the Company, the cost of the investigation and remediation of the Kinston site is estimated to be between $1.4 million and $2.8 million. The Company has entered into an agreement with a third party relating to the Kinston site pursuant to which the Company will share equally the cost of the investigation and clean-up with the third party. Further, in July, 1992, the Company entered into an agreement with one of its insurance carriers, which had provided the Company with excess insurance coverage for a three year period over ten (10) years ago, whereby the Company released that carrier from all liability under its insurance policy in consideration for a payment of $325,000. In the Company's recent general rate case, the Commission authorized the Company to amortize MGP cost to expense up to $61,000 each year to address recovery of such cost in natural gas rates.

     The NCDEHNR is in the process of performing preliminary assessments of approximately thirty-one (31) former MGP sites across North Carolina, including the five (5) sites mentioned above, to determine whether remediation is necessary or if no further action is required at particular sites. The NCDEHNR has been investigating with industry, including the Company, whether a framework, acceptable to the NCDEHNR and to parties potentially responsible for these sites, can be established to address former MGP sites in North Carolina. In December, 1994 the NCDEHNR completed its preliminary assessment of the New Bern MGP site on which the Company currently has a local service office. No MGP constituents were observed on the site and based upon current conditions, the NCDEHNR concluded, among other things, that the risk of contact exposure to potentially contaminated soil or ground water or releases of potential contaminates to air are minimal. The NCDEHNR designated the New Bern site for further inspection but assigned it a low priority.

                                             Exhibit 4-4
                                             Page 55 of 56

     The Company believes that the potential for contribution from other sources, including but not limited to recovery of costs in rates, will be sufficient to avoid any material, adverse impact upon the financial condition or results of operation of the Company for the foreseeable future.


                              Sincerely,

                              /s/ Calvin B. Wells

                              Calvin B. Wells
                              President

                                             Exhibit 4-4
                                             Page 56 of 56


                            EXHIBIT F

                   (To Note Purchase Agreement)

                                                     Exhibit 10-12
                                                     Page 1 of 8

                                    EMPLOYMENT AGREEMENT

     AGREEMENT made this 8th day of January, 1991, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and TERRENCE
D. DAVIS, (the "Executive");

     The Executive is presently employed by the Company as Vice President;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the
Executive  and to  specify  certain  aspects  of  the  Executive's   employment
arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner

                                             Exhibit 10-12
                                             Page 2 of 8



consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

                                             Exhibit 10-12
                                             Page 3 of 8



         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

    8.  Governing Law.

        The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

    9.  Counterparts.

        This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

   10.  Severability.

        In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

                                             Exhibit 10-12
                                             Page 4 of 8


        IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                   /s/  Terrence D. Davis
                                   --------------------------------------
                                   TERRENCE D. DAVIS, Executive


                                   NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                            BY /s/ Calvin B. Wells
                                   ---------------------------------------
                                   President


BY /s/ Donald W. McCoy
   -------------------
   Secretary

                                   Exhibit 10-12
                                   Page 5 of 8



                                EMPLOYMENT AGREEMENT

     AGREEMENT made this 8th day of January, 1991, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and LOUIS HANEMANN, (the "Executive");

     The Executive is presently employed by the Company as Vice President-Human Resources;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the Executive and to specify certain aspects of the Executive's employment arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                                  Exhibit 10-12
                                                  Page 6 of 8



     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                             Exhibit 10-12
                                             Page 7 of 8


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                             Exhibit 10-12
                                             Page 8 of 8

   10.  Severability.

        In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

        IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                       /s/ Louis L. Hanemann         (SEAL)
                                       Executive

                                       NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                             BY  /s/ Calvin B. Wells
                                        President

BY  /s/ Donald W. McCoy
         Secretary

                                             Exhibit 10-13
                                             Page 1 of  8



                         EMPLOYMENT AGREEMENT

     AGREEMENT made this 14th day of January, 1992, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and JAMES C. BUIE, (the "Executive");

     The Executive is presently employed by the Company as Vice President-Computer Services;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the Executive and to specify certain aspects of the Executive's employment arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                                  Exhibit 10-13
                                                  Page 2 of  8


     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                             Exhibit 10-13
                                             Page 3 of  8


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                                  Exhibit 10-13
                                                  Page 4 of  8

     10.  Severability.

         In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                  /s/ James C. Buie                       (SEAL)
                                      James C. Buie, Executive

                                      NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                             BY  /s/ Calvin B. Wells
                                            President

BY  /s/ Donald W. McCoy
    --------------------------------
      Secretary

                                                    Exhibit 10-13
                                                    Page 5 of  8



                               EMPLOYMENT AGREEMENT

     AGREEMENT made this 13th day of May, 1992, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and STUART B. DIXON, (the "Executive");

     The Executive is presently employed by the Company as Vice President;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the Executive and to specify certain aspects of the Executive's employment arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                                  Exhibit 10-13
                                                  Page 6 of  8


     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                             Exhibit 10-13
                                             Page 7 of  8


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                             Exhibit 10-13
                                             Page 8 of  8

     10.  Severability.

         In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                   /s/ Stuart B. Dixon                    (SEAL)
                                   STUART B. DIXON, Executive

                                   NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                             BY  /s/ Calvin B. Wells
                                        President

BY  /s/ Donald W. McCoy
    --------------------------------
      Donald W. McCoy,Secretary

                                                       Exhibit 10-14
                                                       Page 1 of  8



                                 EMPLOYMENT AGREEMENT

     AGREEMENT made this 11th day of January, 1994, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and ROY W. ERICSON, (the "Executive");

     The Executive is presently employed by the Company as Vice President-Planning and Regulatory Compliance;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the
Executive and  to  specify  certain  aspects  of  the  Executive's   employment
arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

    Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

    1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

    2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                                  Exhibit 10-14
                                                  Page 2 of  8


      4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                                  Exhibit 10-14
                                                  Page 3 of  8


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                             Exhibit 10-14
                                             Page 4 of  8

     10.  Severability.

         In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                    /s/ Roy W. Ericson         (SEAL)
                                    ROY W. ERICSON, Executive

                                    NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                             BY  /s/ C. B. Wells
                                      C. B. Wells,  President

BY  /s/ Donald W. McCoy
        Donald W. McCoy, Secretary

                                        Exhibit 10-14
                                        Page 5 of 8



                               EMPLOYMENT AGREEMENT

     AGREEMENT made this 11th day of January, 1994, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and JOHN MONAGHAN, (the "Executive");

     The Executive is presently employed by the Company as Vice President-Gas Supply and Transportation;

     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the Executive and to specify certain aspects of the Executive's employment arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

     In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

     Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

     1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                             Exhibit 10-14
                                             Page 6 of 8


     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                             Exhibit 10-14
                                             Page 7 of 8


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                             Exhibit 10-14
                                             Page 8 of 8

     10.  Severability.

         In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                   /s/ John Monaghan                    (SEAL)
                                       JOHN MONAGHAN, Executive

                                       NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                             BY  /s/ C. B. Wells
                                        C. B. Wells,  President

BY  /s/ Donald W. McCoy
       Donald W. McCoy, Secretary

                                                   Exhibit 10-24
                                                   Page 1 of 2

                            FOURTH AMENDMENT TO
                     NATURAL GAS SERVICE AGREEMENT BETWEEN
               GREENVILLE UTILITIES COMMISSION, GREENVILLE, NC
                                    AND
                     NORTH CAROLINA NATURAL GAS CORPORATION


     This Fourth Amendment entered into to be effective on the 1st day of December 1995, between Greenville Utilities Commission, Greenville, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company").

WITNESSETH:

     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between Greenville Utilities Commission, Greenville, North Carolina and North Carolina Natural Gas Corporation" dated March 12, 1992 ("the Agreement"); the First Amendment dated November 1, 1992; the Second Amendment dated January 1, 1994; the Third Amendment dated December 1, 1994 to such Agreement; and

     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein:

     NOW THEREFORE, in consideration of the premises and mutual covenants herein and in Agreement, Company and Customer agree as follows:

     1. Section 2.01 is deleted in its entirety and the following is substitute therefore:

          2.01 Subject to the terms and provisions of this Agreement, Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 13,500 dekatherms ("Dth") per day and 675 Dth per hour. For purposes of computing the Demand Charge under Rate Schedule RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, during the respective periods to which each maximum is applicable, and Customer agrees to pay Company therefor as provided in the applicable rate schedule.

     2.   This Fourth Amendment shall become effective on December 1, 1995.

     3. Except as specifically provided herein, the Agreement shall continue in force and affect as previously written.

                                                          Exhibit 10-24
                                                          Page 2 of 2



     IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.

                                   GREENVILLE UTILITIES COMMISSION
                                   GREENVILLE, N.C.


                                   /s/ Maven A. Green
                                   ----------------------------------

                                   Title:  General Manager


                                   NORTH CAROLINA NATURAL GAS
                                   CORPORATION

                                   /s/ Calvin B. Wells
                                   ----------------------------------
                                   Title:  President

                                                        Exhibit 10-25
                                                        Page 1 of 2

                             SECOND AMENDMENT TO
                   NATURAL GAS SERVICE AGREEMENT BETWEEN
                        THE CITY OF ROCKY MOUNT, NC
                                   AND
                   NORTH CAROLINA NATURAL GAS CORPORATION


     This Second Amendment entered into to be effective on the 1st day of November 1995, between The City of Rocky Mount, North Carolina, (as "Customer")
and  North  Carolina  Natural  Gas  Corporation,   a  Delaware corporation  (as
"Company").

                                  WITNESSETH:

     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Rocky Mount, North Carolina and
North  Carolina   Natural  Gas   Corporation"   dated  January  13, 1992  ("the
Agreement"); the First Amendment dated January 1, 1994 to such Agreement; and

     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein:

     NOW THEREFORE, in consideration of the premises and mutual covenants herein and in Agreement, Company and Customer agree as follows:

     1. Section 2.01 is deleted in its entirety and the following is substitute therefore:

          2.01 Subject to the terms and provisions of this Agreement, Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 20,000 dekatherms ("Dth") per day and 1200 Dth per hour. For purposes of computing the Demand Charge under Rate Schedule RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, during the respective periods to which each maximum is applicable, and Customer agrees to pay Company therefor as provided in the applicable rate schedule. Customer agrees that starting November 1, 1996 the maximum quantity of gas that Company is required to deliver, either by sale or transportation, and upon which the demand charge is calculated, shall return to 18,000 dekatherms per day with all other provisions or Section 2.01 as set forth in the Second Amendment to the contract remaining the same.

     2.   This Second Amendment shall become effective on November 1, 1995.

     3. Except as specifically provided herein, the Agreement shall continue in force and affect as previously written.

                                             Exhibit 10-25
                                             Page 2 of 2

     IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.

                                           CITY OF ROCKY MOUNT, N.C


                                           /s/ Frederick E. Turnage
CITY SEAL                                  -----------------------------
                                           Title:  Mayor

                                           Attest:  /s/ Jean M . Bailey
                                                        City Clerk


                                           NORTH CAROLINA NATURAL GAS
                                           CORPORATION

                                           /s/ Calvin B. Wells
                                           ------------------------------
                                           Calvin B. Wells

                                           Title:  Chairman and President

                                           Exhibit 10-26
                                           Page 1 of 2




                            THIRD AMENDMENT TO
                  NATURAL GAS SERVICE AGREEMENT BETWEEN
                           THE CITY OF WILSON, NC
                                   AND
                   NORTH CAROLINA NATURAL GAS CORPORATION


     This Third Amendment entered into to be effective on the 1st day of December, 1995, between The City of Wilson, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                             WITNESSETH:

     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Wilson, North Carolina and North Carolina Natural Gas Corporation" dated January 9, 1992 ("the Agreement"); the First Amendment dated January 1, 1994; the Second Amendment dated December 1, 1994 to such Agreement; and

     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

     1. Section 2.01 is deleted in its entirety and the following is substituted therefor:

          2.01 Subject to the terms and provisions of this Agreement, Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 12,500 dekatherms ("Dth") per day and 625 Dth per hour. For purposes of computing the Demand Charge under Rate Schedules RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, during the respective periods to which each maximum is applicable, and Customer agrees to pay Company therefor as provided in the applicable rate schedule.

         2.    This Third Amendment shall become effective on December 1, 1995.

         3. Except as specifically provided herein, the Agreement shall continue in force and affect as previously written.

                                                        Exhibit 10-26
                                                        Page 2 of 2



     IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.



                                            CITY OF WILSON, N.C

                                            /s/ C. Brunes Rose
                                            -----------------------------
CITY SEAL
                                            Title:  Mayor

                                            Attest:  /s/ Ana S. Heder
                                                         City Clerk


                                            NORTH CAROLINA NATURAL GAS
                                            CORPORATION


                                            /s/ Calvin B. Wells
                                            ----------------------------
                                            Calvin B. Wells

                                            Title:  Chairman and President

                                                 Exhibit 10-27
                                                 Page 1 of 2

                                ADDENDUM NO. Third

                     NORTH CAROLINA NATURAL GAS CORPORATION
                ADDENDUM COVERING STANDBY ON-PEAK SUPPLY SERVICE


     The parties agree that the following provisions covering standby on-peak supply service are incorporated into and made a part of the Natural Gas Service Contract between the parties dated January 13, 1992, and that the term of service under this Addendum will begin on November 1, 1996, and end on March 31, 1998.

     1. The Company and the Customer acknowledge that under the Gas Service Contract to which this addendum applies, Customer subscribes to a rate schedule under which Company may curtail service to the Customer.

     2. Subject to the availability of an adequate supply of natural gas and capacity to deliver that gas to Customer's specific location on Company's system, whenever the Company issued a curtailment order, Customer may request deliveries under Company's Rate Schedule ST-1.

     3. Customer may not request more than the maximum quantity of 2,000 dekatherms daily or, cumulatively, more than 10,000 dekatherms maximum seasonal quantity.

     4. If Company issues a restoration of service order terminating Company's curtailment order, Customer's service shall revert to the rate schedules affected by such restoration of service order, as of the effective time of such order, and Customer's request for deliveries under Rate Schedule ST-1 shall be deemed to have been reduced to the quantity of gas actually delivered to Customer thereunder prior to the effective time of such restoration of service order.

     5. Deliveries of natural gas under this addendum shall be subject to curtailment only in the event of force majeure or a demand for gas necessary to meet human needs on the Company's system. The Company shall not be liable for any damages that may result to Customer or any other person, firm, or corporation by reason of the Company's curtailment or interruption of service hereunder.

     6. Customer agrees to pay the applicable monthly per dekatherm daily demand charge, the monthly per dekatherm seasonal capacity reservation charge and the per therm commodity charge set forth in that portion of the currently effective Sheet No. 4 of the Company's service tariff which relates to Rate Schedule ST-1. The daily demand charge and seasonal reservation charge shall be payable for each of the months November through March based on the maximum daily and seasonal quantities set forth in Paragraph 3 above for service under Rate Schedule ST-1. Charges at the per therm commodity charge shall be based on actual deliveries to Customer under Rate Schedule ST-1.

     7. Customer agrees to pay the monthly/daily demand charge and monthly seasonal reservation charge multiplied by the maximum daily and seasonal quantity set forth in Paragraph 3 above for service under Rate Schedule ST-1 each of the months November through March regardless of the quantity of gas purchased under Rate Schedule ST-1 during each such month.

                                                Exhibit 10-27
                                                Page 2 of 2



     8. Company agrees to deliver the maximum daily and seasonal quantities of natural as set forth in Paragraph 3 above.

     9. In the event Customer's consumption of Natural Gas under Rate Schedule ST-1 exceeds either the maximum daily or seasonal quantities set forth in Paragraph 3 above for service under Rate Schedule ST-1, or customer fails to reduce takes of gas as required herein, if Company has issued a curtailment order in an event of force majeure or to meet human needs, the quantity of gas taken on each such day in excess of either (1) the maximum daily or seasonal quantity or, (2) the quantity set out in Company's curtailment order shall constitute an unauthorized overrun quantity.

   10. Customer agrees to pay Company for the unauthorized overrun quantity taken on each day a penalty of $1 per therm for that portion of the unauthorized overrun quantity up to 3 1/2% percent (3.5%) of the maximum daily quantity or up to 3 1/2 percent (3.5%) of the quantity taken in excess of the quantity set out in a curtailment order, whichever is the lesser quantity, and a penalty of $2.50 per therm for the remaining portion of the unauthorized overrun quantity. Customer shall pay the penalty to the Company in addition to the charges otherwise payable by customer under Rate Schedule ST-1 or any other rate schedule.

  11. The payment of the penalty for unauthorized overrun volumes shall under no circumstances be considered as giving any customer the right to take an unauthorized overrun quantity.

      IN WITNESS WHEREOF, the parties hereto have subscribed their names and affixed their seals, this 29th day of August, 1996.


ATTEST:                                            COMPANY



/s/  Sally T. Sowers               BY:   /s/  Calvin B. Wells
Secretary (Corporate Seal)               Calvin B. Wells
                                         President and Chief Executive Officer

ATTEST:                                             CUSTOMER


/s/ Jean M. Bailey                  BY:      /s/ Frederick E. Turnage
City Clerk (Corporate Seal)         Print Name: Frederick E. Turnage

                                                Title:  Mayor

                                                    Exhibit 10-28
                                                    Page 1 of 2

                         ADDENDUM NO. FOUR
                     NORTH CAROLINA NATURAL GAS CORPORATION
                ADDENDUM COVERING STANDBY ON-PEAK SUPPLY SERVICE


     The parties agree that the following provisions covering standby on-peak supply service are incorporated into and made a part of the Natural Gas Service Contract between the parties dated January 9, 1992, and that the term of service under this Addendum will begin on November 1, 1996, and end on March 31, 1998.

     1. The Company and the Customer acknowledge that under the Gas Service Contract to which this addendum applies, Customer subscribes to a rate schedule under which Company may curtail service to the Customer.

     2. Subject to the availability of an adequate supply of natural gas and capacity to deliver that gas to Customer's specific location on Company's system, whenever the Company issued a curtailment order, Customer may request deliveries under Company's Rate Schedule ST-1.

     3. Customer may not request more than the maximum quantity of 1,500 dekatherms daily or, cumulatively, more than 7,500 dekatherms maximum seasonal quantity.

     4. If Company issues a restoration of service order terminating Company's curtailment order, Customer's service shall revert to the rate schedules affected by such restoration of service order, as of the effective time of such order, and Customer's request for deliveries under Rate Schedule ST-1 shall be deemed to have been reduced to the quantity of gas actually delivered to Customer thereunder prior to the effective time of such restoration of service order.

     5. Deliveries of natural gas under this addendum shall be subject to curtailment only in the event of force majeure or a demand for gas necessary to meet human needs on the Company's system. The Company shall not be liable for any damages that may result to Customer or any other person, firm, or corporation by reason of the Company's curtailment or interruption of service hereunder.

     6. Customer agrees to pay the applicable monthly per dekatherm daily demand charge, the monthly per dekatherm seasonal capacity reservation charge and the per therm commodity charge set forth in that portion of the currently effective Sheet No. 4 of the Company's service tariff which relates to Rate Schedule ST-1. The daily demand charge and seasonal reservation charge shall be payable for each of the months November through March based on the maximum daily and seasonal quantities set forth in Paragraph 3 above for service under Rate Schedule ST-1. Charges at the per therm commodity charge shall be based on actual deliveries to Customer under Rate Schedule ST-1.

     7. Customer agrees to pay the monthly/daily demand charge and monthly seasonal reservation charge multiplied by the maximum daily and seasonal quantity set forth in Paragraph 3 above for service under Rate Schedule ST-1 each of the months November through March regardless of the quantity of gas purchased under Rate Schedule ST-1 during each such month.

                                                            Exhibit 10-28
                                                            Page 2 of 2



     8. Company agrees to deliver the maximum daily and seasonal quantities of natural as set forth in Paragraph 3 above.

     9. In the event Customer's consumption of Natural Gas under Rate Schedule ST-1 exceeds either the maximum daily or seasonal quantities set forth in Paragraph 3 above for service under Rate Schedule ST-1, or customer fails to reduce takes of gas as required herein, if Company has issued a curtailment order in an event of force majeure or to meet human needs, the quantity of gas taken on each such day in excess of either (1) the maximum daily or seasonal quantity or, (2) the quantity set out in Company's curtailment order shall constitute an unauthorized overrun quantity.

   10. Customer agrees to pay Company for the unauthorized overrun quantity taken on each day a penalty of $1 per therm for that portion of the unauthorized overrun quantity up to 3 1/2% percent (3.5%) of the maximum daily quantity or up to 3 1/2 percent (3.5%) of the quantity taken in excess of the quantity set out in a curtailment order, whichever is the lesser quantity, and a penalty of $2.50 per therm for the remaining portion of the unauthorized overrun quantity. Customer shall pay the penalty to the Company in addition to the charges otherwise payable by customer under Rate Schedule ST-1 or any other rate schedule.

   11. The payment of the penalty for unauthorized overrun volumes shall under no circumstances be considered as giving any customer the right to take an unauthorized overrun quantity.

         IN WITNESS WHEREOF, the parties hereto have subscribed their names and affixed their seals, this 28th day of August, 1996.


ATTEST:                                         COMPANY



/s/  Sally T. Sowers            BY:      /s/  Calvin B. Wells
Secretary (Corporate Seal)                Calvin B. Wells
                                          President and Chief Executive Officer

ATTEST:                                          CUSTOMER


/s/ Ann S. Hedes                BY:      /s/ Charles Whitley Jr.
City Clerk (Corporate Seal)     Print Name:  Charles Whitley Jr.
                                      Title:  Director of Utilities

                                                    Exhibit 10-24

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports inlcuded in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-34779.




ARTHUR ANDERSEN LLP



Atlanta, Georgia
December 12, 1996

                                                  Exhibit 10-29
                                                  Page 1 of 9


                    EMPLOYMENT AGREEMENT

     AGREEMENT made this 8th day of October, 1996, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and RONALD J. JOSEPHSON, (the "Executive");

     The Executive is presently employed by the Company as Vice President-Financial Services;


     The Board of Directors of the Company (the "Board") recognizes that the Executive's contribution to the growth and success of the Company has been substantial. The Board desires to provide for the continued employment of the Executive and to specify certain aspects of the Executive's employment arrangements with the Company in order to reinforce and encourage the continued attention and dedication to the Company of the Executive as a member of the Company's management, in the best interests of the Company and its shareholders. The Executive is willing to commit himself to continue to serve the Company.

    In order to effect the foregoing, the Company and the Executive wish to enter into an employment agreement providing certain severance benefits in the event that the Executive's employment is terminated following a change of control in the Company. Nothing in this Agreement, however, shall alter the Company's right to terminate the Executive's employment prior to a change in control as defined herein.

    Accordingly, in consideration of the promises and the respective covenants and agreements of the parties herein contained, and intending to be legally bound hereby, the parties hereto agree as follows:

    1.  Operation of Agreement.

         The effective date of this Agreement shall be the date on which a change of control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

    2.  Period of Employment.

         The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

    3.  Position, Duties, Responsibilities.

         During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

                                                  Exhibit 10-29
                                                  Page 2 of 4


     4.  Compensation and Related Matters.

         (a) Salary. During the period of Employment, the Company shall pay to the Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

         (b) Other Benefits. During the period of Employment, the Company shall maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

         The Company shall not make any changes in any employee benefit plans or arrangements which would adversely affect the Executive's rights or benefits thereunder, unless such change occurs pursuant to a program applicable to all executives of the Company and does not result in a proportionately greater reduction in the rights of, or benefits to, the Executive as compared with any other executive of the Company. Nothing paid to the Executive under any employee benefit plan presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Executive pursuant to paragraph (a) of this Section.

     5.  Termination Following Change in Control.

         (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (a) because of his death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, as such terms as defined in paragraph (b) of this Section.

         (1) The Executive's salary shall continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change of Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

         (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in Seeking to obtain or enforce any right or benefit provided by this Agreement.

         (b)  Definitions of terms as used herein are as follows:

         (1) Disability. Termination by the Company of the Executive's employment based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

                                             Exhibit 10-29
                                             Page 3 of 4


         (2) Retirement. Termination by the Company or the Executive of his employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

         (3) Cause. Termination by the Company of the Executive's employment for "Cause" shall mean termination upon (a) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or (b) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

         (4) Good Reason. Termination by the Executive of his employment for "Good Reason" shall mean termination subsequent to a Change in Control based on
(a) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or (b) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (c) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.

         The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company by agreement in form and substance satisfactory to the Executive expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.  Miscellaneous.

         No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     8.  Governing Law.

         The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9.  Counterparts.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

                                             Exhibit 10-29
                                             Page 4 of 4

     10.  Severability.

         In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

         IN WITNESS WHEREOF, the Executive has hereunto set his hand and seal, and, pursuant to the authorization of its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, and its corporate seal to be hereunto affixed and attested by its Secretary, all as of the day and year first above written.

                                  /s/ Ronald J. Josephson               (SEAL)
                                      RONALD J. JOSEPHSON, Executive

                                  NORTH CAROLINA NATURAL GAS CORPORATION

ATTEST:                           BY  /s/ Calvin B. Wells
                                      -------------------------------
                                      Calvin B. Wells,  President

BY  /s/ Sally T. Sowers
    --------------------------------
       Sally T. Sowers, Secretary