Form 10-Q
period 1996-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1997-02-18
CIK 72596

                          UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-Q
 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1996

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ...............to ..............

    Commission file number 0-82

                    NORTH CAROLINA NATURAL GAS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                            56-0646235
--------                                           ----------------
(State or other jurisidiction                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

         150 Rowan Street, Fayetteville, North Carolina 28301-4993
         ---------------------------------------------------------
                  (Address of principal executive offices)
                               (Zip Code)

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
                            Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                        6,612,838
-----------------------------                     ------------------
            Class                                 Number of Shares


                  DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement dated December 6, 1996 relating to the January 14, 1997 Annual Meeting of Stockholders are incorporated by reference into Part II of this quarterly report.

                          PART I - FINANCIAL INFORMATION

                          Item 1.  Financial Statements

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                       ASSETS

                                      December 31,          September 30,
                                          1996                  1996
                                      ------------          -------------
Gas Utility Plant                       $287,838               $280,012
 Less-Accumulated Depreciation
  and Amortization                       (98,032)               (95,578)
                                         -------                -------
  Utility Plant, net                     189,806                184,434
                                         -------                -------

Nonutility Property                        6,260                  5,947
 Less-Accumulated Depreciation            (2,404)                (2,358)
                                         -------                -------
 Nonutility Property, net                  3,856                  3,589
                                         -------                -------
Current Assets:
 Cash                                      2,034                  1,117
 Restricted Temporary Cash Investments     1,850                  5,691
 Accounts Receivable, Less Reserve        27,926                 17,302
 Recoverable Purchased Gas Costs           5,147                  3,237
 Inventories, at Average Cost -
  Gas in Storage                           9,699                  9,983
  Materials, Supplies & Merchandise        3,990                  4,033
  Deferred Gas Cost-Unbilled Volumes       3,824                    324
  Other Current Assets                       616                    195
                                         -------                -------
  Total Current Assets                    55,086                 41,882
                                         -------                -------

Investment in Joint Ventures                 888                    744
Deferred Charges and Other Assets          2,145                  2,130
                                         -------                -------
Total Assets                            $251,781               $232,779
                                         =======                =======




(The accompanyning notes are an integral part of these balance sheets.)

         North Carolina Natural Gas Corporation And Subsidiaries

             Condensed Consolidated Balance Sheets (Unaudited)
                              (in thousands)

                       CAPITALIZATION AND LIABILITIES
                       ------------------------------

                                        December 31,             September 30,
                                            1996                     1996
                                        -----------              ------------
Capitalization:
 Stockholders' Investment:
  Common Stock, Par Value $2.50;
  Shares Outstanding 12/31/96, 6,589;
  09/30/96, 6,573                          $16,473                  $16,432
  Capital in Excess of Par Value            30,048                   29,634
  Retained Earnings                         59,243                   55,892
                                           -------                  -------

   Total Stockholders' Investment          105,764                  101,958
                                           -------                  -------
  Long-Term Debt                            63,000                   63,000
                                           -------                  -------
Total Capitalization                       168,764                  164,958
                                           -------                  -------
Current Liabilities:
 Current Maturities of Long-Term Debt        2,000                    2,000
 Notes Payable                               7,000                    3,000
 Accounts Payable                           29,492                   16,339
 Restricted Supplier Refunds                 1,850                    5,691
 Taxes Payable                               6,589                    4,281
 Customer Deposits                           2,304                    1,964
 Accrued Interest                            1,012                    2,334
 Other Current Liabilities                   2,672                    2,266
                                           -------                  -------
  Total Current Liabilities                 52,919                   37,875
                                           -------                  -------

Other Credits:
 Deferred Income Taxes                      21,028                   21,015
 Unamortized Investment Tax Credits          2,872                    2,924
 Regulatory Liability Related to
  Income Taxes                               2,671                    2,720
 Postretirement and Postemployment
  Benefit Liability                          2,459                    2,262
 Other                                       1,068                    1,025
                                           -------                  -------
  Total Other Credits                       30,098                   29,946
                                           -------                  -------
Total Capitalization and Liabilities      $251,781                 $232,779
                                           =======                  =======



 (The accompanying notes are an integral part of these balance sheets.)

            North Carolina Natural Gas Corporation And Subsidiaries

            Condensed Consolidated Statements Of Income (Unaudited)

             For the Three Months Ended December 31, 1996 and 1995
                    (in thousands except per share amounts)

                                                 1996                  1995
                                                ------                ------

Operating Revenues                             $53,455               $46,808
Cost of Gas                                     33,590                30,288
                                                ------                ------
Gross Margin                                    19,865                16,520
                                                ------                ------
Operating Expenses and Taxes:
  Operations and Maintenance                     5,835                 5,075
  Depreciation                                   2,457                 2,262
  General Taxes                                  2,276                 2,083
  Income Taxes                                   3,019                 2,146
                                                ------                ------
Total Operating Expenses and Taxes              13,587                11,566
                                                ------                ------

Operating Income                                 6,278                 4,954

Other Income, net                                  416                   658
                                                ------                ------

Income Before Utility Interest Charges           6,694                 5,612

Utility Interest Charges                         1,205                 1,345
                                                ------                ------
Net Income                                      $5,489                $4,267
                                                ======                ======

Average Common Shares Outstanding                6,577                 6,480
                                                ======                ======

Earnings Per Share                               $0.83                 $0.66
                                                ======                ======

Dividends Declared Per Share                    $0.325                $0.305
                                                ======                ======



(The accompanying notes are an integral part of these statements.)

           North Carolina Natural Gas Corporation And Subsidiaries

           Condensed Consolidated Statements Of Income (Unaudited)

           For The Twelve Months Ended December 31, 1996 And 1995
                    (In Thousands Except Per Share Amounts)

                                                 1996                  1995
                                                ------                ------


Operating Revenues                             $203,284              $158,066
Cost of Gas                                     131,530                98,064
                                                -------               -------
Gross Margin                                     71,754                60,002
                                                -------               -------

Operating Expenses and Taxes:
  Operations and Maintenance                     23,848                21,181
  Depreciation                                    9,642                 8,380
  General Taxes                                   9,076                 7,537
  Income Taxes                                    9,119                 6,803
                                                -------               -------
Total Operating Expenses and Taxes               51,685                43,901
                                                -------               -------

Operating Income                                 20,069                16,101

Other Income, net                                 1,186                 1,386
                                                -------               -------

Income Before Utility Interest Charges           21,255                17,487

Utility Interest Charges                          4,860                 4,727
                                                -------               -------

Net Income                                      $16,395               $12,760
                                                =======               =======

Average Common Shares Outstanding                 6,550                 6,438
                                                =======               =======

Earnings Per Share                                $2.50                 $1.98
                                                =======               =======

Dividends Declared Per Share                      $1.28                 $1.22
                                                =======               =======



(The accompanying notes are an integral part of these statements.)

          North Carolina Natural Gas Corporation And Subsidiaries

        Condensed Consolidated Statements Of Cash Flows (Unaudited)

            For The Three Months Ended December 31, 1996 And 1995
                                 (In Thousands)

                                                  1996                  1995
                                                 ------                ------
Cash Flows From Operating Activities:
  Net Income                                     $5,489                $4,267
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization                  2,516                 2,339
   Change in deferred income taxes and
    deferred investment tax credits, net             62                   331
   Change in other current assets and
    liabilities                                  (4,088)               (9,426)
   Other                                          2,912                 5,130
                                                 ------                ------

  Net cash provided by operating activities       6,891                 2,641
                                                 ------                ------
Cash Flows From Investing Activities:
  Property additions                             (8,146)               (3,920)
  Other, net                                       (145)                 (345)
                                                 ------                ------
  Net cash used in investing activities          (8,291)               (4,265)
                                                 ------                ------
Cash Flows From Financing Activities:
  Increase (decrease) in notes payable            4,000               (23,000)
  Issuance of long-term debt                       -                   30,000
  Cash dividends paid                            (2,137)               (1,976)
  Issuance of common stock through dividend
   reinvestment, employee stock purchase,
   and key employee stock option plans              454                   380
                                                 ------                ------
  Net cash provided by financing activities       2,317                 5,404
                                                 ------                ------

Net increase in cash and temporary
 cash investments                                   917                 3,780
Cash and temporary cash investments,
 beginning of period                              1,117                 1,639
                                                 ------                ------

Cash and temporary cash investments,
 end of period                                   $2,034                $5,419
                                                 ======                ======


Cash paid for:
Interest, net of amounts capitalized             $2,680                $1,992
Income taxes, net of refunds                      1,995                    13


 (The accompanying notes are an integral part of these statements.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1996

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1996.

Note 2: Certain prior year amounts in the unaudited condensed consolidated Financial Statements have been reclassified to conform with current year presentation.

Note 3:      Long-Term Debt at  December 31, 1996:
                                               Amount Due
                                                  Within
         Issue                                  One Year             Total

       7.15% Senior Notes,
        due 11/15/15                         $      -            $30,000,000
       9.21% Debentures, Series C,
        due 11/15/11                                -             25,000,000
       8.75% Debentures, Series B,
        due 06/15/01                           2,000,000          10,000,000
                                              ----------          ----------
       Long-Term Debt                        $ 2,000,000         $65,000,000
                                              ==========          ==========

Note 4: At December 31, 1996, the Company had $1.8 million in restricted supplier refunds, none of which were received in the current quarter. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund ( the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. On April 30, 1993, October 19, 1994, and November 13, 1996, respectively, the Company transferred $3.8 million, $6.6 million, and $3.9 million to the Fund. At December 31, 1996, a total of $16.2 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

                                      Item 2.

                       Management's Discussion And Analysis
                 Of Financial Condition And Results Of Operations


(1)  Material Changes in Financial Condition

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $24.0 million plus the cost of gas in storage. At December 31, 1996, loans totaling $7.0 million were outstanding under the lines of credit compared to $3.0 million outstanding at September 30, 1996. Construction spending was $8.1 million for the three months ended December 31, 1996, compared to $3.9 million for the same period in 1995. This increase in spending was caused by reduced spending in the 1995 quarter due to certain budgeted construction projects not being completed as planned. Construction expenditures for the remainder of the fiscal year 1997 are projected at $30 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1997.

     The  Company's  business is seasonal in nature as  fluctuations  in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage as of December 31, 1996, which is somewhat offset by higher average gas costs. The seasonality and higher gas costs included in rates also accounts for the higher level of accounts receivable in the current quarter.

     Recoverable Purchased Gas Costs primarily represent the difference between the Company's benchmark rate charged to customers and the actual cost of gas. The increase is due to higher gas costs in the winter of 1996; and the balance will be recovered in rates to customers in future periods.

     Net cash provided by operating activities increased $4.3 million for the three months ended December 31, 1996, as compared to the same period last year. This increase was due primarily to (1) an increase in accounts payable caused by higher cost of gas and increased construction activity and (2) an increase in taxes payable due to higher income and related taxes.

     Net cash provided by financing activities decreased $3.1 million for the three months ended December 31, 1996, as compared to the same period last year. The primary reason for this decrease was the private placement of $30.0 million Senior Notes reduced by the net repayment of short-term debt in the amount of $23.0 million in the 1995 quarter compared to net short-term borrowings of $4.0 million in the 1996 quarter.

(2)  Material  Changes in Results of Operations

     Net income increased to $5.5 million for the three months ended December 31, 1996 from $4.3 million for the three months ended December 31, 1995, while earnings per share increased to $.83 in the 1996 quarter from $.66 in the 1995 quarter. For the twelve months ended December 31, 1996, net income increased to $16.4 million from $12.8 million for the twelve months ended December 31, 1995. Earnings per share for the twelve months ended December 31, 1996 increased to $2.50 from $1.98 for the prior year.

     Increased earnings in the quarter were primarily the result of a 7% increase in total throughput volumes driven by above-average customer growth. Because the weather was 20% warmer this quarter compared to the same period last year, the company curtailed its industrial customers less resulting in more sales and transportation from these customers not affected by the Company's Weather Normalization Adjustment (WNA) rate mechanism.

     Increased earnings for the calendar year were primarily affected by (1) higher sales to residential and commercial customers as result of customer growth and colder weather; (2) a 4.7% increase in the customer base which resulted in increased facilities charges; (3) higher earnings realized by the Company's Propane Division; and (4) the Company's general rate increase effective November 1, 1995.

     Gross margin increased for all customer classes for both the three month and twelve month periods. Positively affecting both periods were customer growth and related income in facilities' charges, the change in the Company's last general rate case to adopt the Price Sensitive Volume Adjustment (PSVA) mechanism and elimination of the Industrial Sales Tracker (IST) mechanism, as this change resulted in the Company's retention of more margin from the large interruptible customers with #6 oil as an alternative fuel. Also affecting the twelve month period was increased rates as a result of the November 1, 1995 General Rate increase.

     The chart below compares margins for the three month and twelve month periods by customer class (000's omitted):

                    Gross Margin By Customer Class

                           3 Month                          12 Months
                    ---------------------------     ---------------------------
                       1996            1995           1996           1995
                      ------          ------         ------         ------

Residential          $ 5,974         $ 5,193        $25,009        $18,400

Commercial             3,597           3,001         14,367         10,587

Industrial             7,795           6,052         24,567         24,084

Municipal              2,499           2,274          7,811          6,931
                      ------          ------         ------         ------
Total                $19,865         $16,520        $71,754        $60,002
                      ======          ======         ======         ======

     The chart on the next page shows sales and transportation throughput volumes (in thousands of dt) by customer class for both the three month and twelve month periods for 1996 and 1995:

                          THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS


                             3 Months                     12 Months
                      --------------------            --------------------
                      1996            1995            1996            1995
                      ----            ----            ----            ----


Residential           1,510           1,519           7,129          5,960

Commercial            1,240           1,232           5,518          4,789

Industrial            8,410           7,361          31,919         33,528

Municipal             2,847           2,930           9,480          8,855
                     ------          ------          ------         ------

Total                14,007          13,042          54,046         53,132
                     ======          ======          ======         ======



     The following chart shows the same total throughput volumes classified by sales and transportation:


                          THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE

                             3 Months                     12 Months
                      --------------------            --------------------
                      1996            1995            1996            1995
                      ----            ----            ----            ----




Sales                 8,657         10,897           37,992         37,878

Transportation        5,350          2,145           16,054         15,254
                     ------         ------           ------         ------

Total                14,007         13,042           54,046         53,132
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

     Winter Weather in the Company's service area was much warmer than normal-about 20% - during the quarter ended December 31, 1996 compared to weather that was 5% colder than normal in the quarter ended December 31, 1995. Because of the WNA mechanism in the Company's firm service rates to residential, commercial and municipal customers, margins earned on sales to those customers are normalized by raising rates when weather is warmer and lowering rates when weather is colder than normal. However, the industrial rates are not normalized, and the Company was able to sell or transport more industrial volumes during the 1996 quarter because the warmer-than-normal weather resulted in fewer interruptions of service to large, interruptible customers compared to the 1995 quarter. This resulted in a total margin increase in the 1996 quarter as industrial volumes increased 1,049,000 dekatherms (dt) compared to the 1995 quarter.

     Because the early months of the year were colder than normal, for the entire calendar year 1996 weather was only 2% warmer than normal. The colder weather in the early months of calendar year 1996 caused interruptible customers to experience significant curtailments resulting in decreased throughput to industrials during this period compared to the same period in 1995. Throughout the remainder of the year, some price sensitive industrial customers switched from gas to #6 fuel oil. However, the Company's PSVA ratemaking mechanism protected the company against margin loss. During the same periods in 1995, all of the Company's large industrial customers remained on gas because gas was cheaper than oil throughout the period.

     In addition, the Company added one large new industrial customer in the fourth quarter of 1995 that used 949,000 dt of gas in calendar 1996 compared to 118,000 dt in only the fourth quarter of 1995.

     The combination of all of these above factors explain why industrial volumes increased in the 1996 fourth calendar quarter but decreased for the entire calendar year 1996 compared to calendar year 1995.

     Cost of gas increased $3.3 million for the three month period ended December 31, 1996 as compared to the same period last year. During the current quarter the commodity cost of gas increased 53%. However, largely mitigating the increase in the commodity price of gas was a shift from sales to transportation volumes by some of the Company's industrial customers which resulted in the Company purchasing 2,565,000 dt less than the same period last year.

     Cost of gas increased $33.5 million for the twelve month period ended December 31, 1996 as compared to the same period last year. This increase was primarily caused by a 58% increase in the commodity cost of gas.

     Operating revenues increased $6.6 million and $45.2 million, respectively, for the three month and twelve month periods ended December 31, 1996. Affecting both periods were (1) higher natural gas commodity prices and (2) an increase in the total customer base. In addition, affecting the twelve month period was (1) increased sales to residential, commercial and municipal customers and (2) the general rate increase effective November 1, 1995.

     Operations and maintenance expenses increased $760,000, and $2.7 million, respectively, for the three month and twelve month periods ended December 31, 1996 as compared to the same periods last year. Affecting both periods were increased transmission operations expenses, distribution maintenance expenses, higher wages associated with the addition of 6,588 new customers from December 31, 1995 to December 31, 1996, and an increase in the provision for uncollectible accounts due to an increase in sales as a result of customer growth and higher rates. Salaries and wages represent a substantial amount of the Company's operations and maintenance expenses, and they increased approximately 4% during the twelve months ended December 31, 1996. The second largest factor was the increased expense of higher provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112, respectively.


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

     General taxes increased in both periods as compared to the same periods last year. The most significant tax is the state gross receipts tax which is based on revenues and, therefore, it tracks the change in revenues. Also, higher property and payroll taxes affected all periods.

     Income taxes increased $873,000 and $2.3 million, respectively, for the three month and twelve month periods ended December 31, 1996, as compared to the same periods last year. These increases were caused by an increase in operating income.

     Other income, net, decreased $242,000 for the quarter ended December 31, 1996 as compared to the same period last year. This decrease was primarily caused by (1) reduced earnings in the Company's Propane Division due to flat sales to residential and commercial customers because of warmer weather and higher cost of propane gas, and (2) reduced net income generated by the Company's subsidiaries, NCNG Exploration and Cape Fear Energy.

     Other income, net, decreased $200,000 for the twelve month period ended December 31, 1996 as compared to the same period last year. This decrease was caused primarily by a write-down in mid 1996 of nonutility assets whose realization is uncertain. Partially offsetting this decrease were increased profits from the Company's merchandise and jobbing operations associated with customer and volume growth, and increased revenues from the Company's Propane Division due to higher sales volumes in early calendar year 1996 and customer growth.

     Utility interest charges decreased $144,000 for the quarter ended December 31, 1996 as compared to the same quarter last year. This decrease was caused by reduced interest expense on short-term debt because of a reduction in short-term financing. Partially offsetting this decrease was increased long-term debt expense associated with the November 10, 1995 issuance of $30 million principal amount of 7.15% Senior Notes.

     Utility interest expense increased $133,000 for the twelve month period ended December 31, 1996 as compared to the same period last year. This increase was caused by increased long-term debt charges related to the debt issue mentioned above and a decrease in allowance for funds used during construction because of less work in progress during the calendar year. Partially offsetting this increase was a reduction in interest expense related to reduced short-term debt financing.

                         Part II - Other Information


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in the Rights of the Company's Security Holders

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  Date of the meeting or of the action without a meeting:

              January 14, 1997

         (b)  Whether the meeting was an annual or a special meeting:

              Annual Meeting

         (c) Names of each director elected at the meeting and the number of votes cast for, against or withheld, and abstentions:

              James E. S. Hynes              For:                   4,630,534
                                             Against or Withheld:      44,259

              Richard F. Waid                For:                   4,619,179
                                             Against or Withheld:      55,614

              Calvin B. Wells                For:                   4,623,860
                                             Against or Withheld:      41,933

         (d) Name of each other director whose term of office as director continued after the meeting:

              George T. Clark, Jr.                        Robert T. Johnson
              Paul A. DelaCourt                           John O. McNairy
              Frank B. Holding, Jr.                       William H. Prestage

         (e) Brief description of each matter voted upon and the number of votes cast for, against or withheld, and abstentions:

              To consider approval of the Company's Long Term Incentive Plan:

                                             For:                  4,325,407
                                             Against:                278,891
                                             Abstentions:             70,495


              To consider approval of the Company's Directors' Deferred Compensation Stock Plan:
                                             For:                   4,308,208
                                             Against:                 267,233
                                             Abstentions:              99,352

              To consider approval of the Company's Directors' Retirement Compensation Stock Plan:

                                             For:                   4,106,945
                                             Against:                 457,696
                                             Abstentions:             110,152


                           DOCUMENTS INCORPORATED BY REFERENCE
     The Company's Long Term Incentive Plan, Directors' Deferred Compensation Stock Plan and Directors' Retirement Compensation Stock Plan previously filed with the Securities and Exchange Commission as exhibits to the Company's Proxy Statement dated December 6, 1996 relating to the January 14,1 997 Annual Meeting of Stockholders are incorporated by reference into Part II, Item 4(e) of this quarterly report.

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

                                     NORTH CAROLINA NATURAL GAS CORPORATION
                                     --------------------------------------
                                                     (Registrant)





Date:  February 14, 1997            /s/ Gerald A. Teele
                                    ---------------------------------------
                                    Gerald A. Teele
                                    Senior Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 14, 1997            /s/ Ronald J. Josephson
                                    ---------------------------------------
                                    Ronald J. Josephson
                                    Vice President-Financial Services
                                    (Principal Accounting Officer)

                        NORTH CAROLINA NATURAL GAS CORPORATION



                                 INDEX OF EXHIBITS


     The following exhibit is filed as part of this Form 10-Q for the period ended December 31, 1996:


Exhibit
Number

    27            -                 Financial Data Schedule