Form 10-Q
period 1997-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1997-05-13
CIK 72596

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q

 (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ...............to ..............

                      Commission file number 0-82

                NORTH CAROLINA NATURAL GAS CORPORATION
          (Exact name of registrant as specified in its charter)


       DELAWARE                                                56-0646235
------------------------                                 -------------------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                                 6,634,152
-----------------------------                              ----------------
          Class                                            Number of Shares

                       PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Balance Sheets (Unaudited)
                               (in thousands)

                                    ASSETS

                                       March 31,                  September 30,
                                         1997                         1996
                                       ---------                  ------------
Gas Utility Plant
  In service                            $284,641                     $277,212
  Less-Accumulated depreciation
   and amortization                     (100,371)                     (95,578)
                                         -------                      --------
                                         184,270                      181,634
  Construction work in progress           12,221                        2,800
                                         -------                      -------
   Utility Plant, net                    196,491                      184,434
                                         -------                      -------

Nonutility Property                        6,494                        5,947
  Less-Accumulated depreciation           (2,435)                      (2,358)
                                         -------                      -------
   Nonutility Property, net                4,059                        3,589
                                         -------                      -------
Current Assets
  Cash and temporary cash investments      1,525                        1,117
  Restricted cash and temporary
   cash investments                        1,864                        5,691
  Accounts receivable, less reserve       31,092                       17,302
  Recoverable purchased gas costs           -                           3,237
  Inventories, at average cost -
    Gas in storage                         4,382                        9,983
    Materials and supplies                 3,670                        2,725
    Merchandise                            1,181                        1,308
  Deferred gas cost-unbilled volumes       1,633                          324
  Other current assets                       490                          195
                                         -------                      -------
   Total Current Assets                   45,837                       41,882
                                         -------                      -------

Investment in joint ventures               1,189                          744
Deferred charges and other assets          2,108                        2,130
                                         -------                      -------
Total Assets                            $249,684                     $232,779
                                         =======                      =======


(The accompanying notes are an integral part of these balance sheets.)

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                          CAPITALIZATION AND LIABILITIES

                                         March 31,               September 30,
                                           1997                     1996
                                         --------                -------------

Capitalization
 Stockholders' investment:
  Common stock, par value $2.50;
   12,000 shares authorized; shares
   issued and outstanding:
   03/31/97-6,633; 09/30/96-6,573         $16,582                  $16,432
  Capital in excess of par value           31,202                   29,634
  Retained earnings                        67,835                   55,892
                                          -------                  -------
   Total Stockholders' Investment         115,619                  101,958
                                          -------                  -------

  Long-term debt                           63,000                   63,000
                                          -------                  -------
   Total Capitalization                   178,619                  164,958
                                          -------                  -------

Current Liabilities
 Current maturities of long-term debt       2,000                    2,000
 Notes payable                              4,000                    3,000
 Accounts payable                          19,374                   16,339
 Refunds payable                              885                     -
 Customer deposits                          2,343                    1,964
 Restricted supplier refunds                1,864                    5,691
 Accrued interest                           2,350                    2,334
 Accrued income and other taxes             5,291                    4,281
 Other current liabilities                  2,602                    2,266
                                          -------                  -------
  Total Current Liabilities                40,709                   37,875
                                          -------                  -------
Other Credits
 Deferred income taxes                     21,041                   21,015
 Regulatory liability related to
  income taxes, net                         2,820                    2,924
 Unamortized investment tax credits         2,622                    2,720
 Postretirement and postemployment
  benefit liability                         2,649                    2,262
 Other                                      1,224                    1,025
                                          -------                  -------
  Total Other Credits                      30,356                   29,946
                                          -------                  -------

Total Capitalization and Liabilities     $249,684                 $232,779
                                          =======                  =======




(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                For the Three Months Ended March 31, 1997 and 1996
                      (in thousands except per share amounts)

                                             1997                  1996
                                            ------                ------

Operating Revenues                         $69,381               $73,535
Cost of Gas                                 42,195                47,221
                                            ------                ------
Gross Margin                                27,186                26,314
                                            ------                ------
Operating Expenses and Taxes:
 Operations and Maintenance                  6,636                 5,546
 Depreciation                                2,485                 2,363
 General Taxes                               2,900                 3,025
 Income Taxes                                5,279                 5,269
                                            ------                ------
Total Operating Expenses and Taxes          17,300                16,203
                                            ------                ------
Operating Income                             9,886                10,111

Other Income,  net                           2,039                   696
                                            ------                ------
Income Before Utility Interest Charges      11,925                10,807

Utility Interest Charges                     1,019                 1,284
                                            ------                ------
Net Income                                 $10,906                $9,523
                                            ======                ======

Average Common Shares Outstanding            6,612                 6,518
                                            ======                ======

Earnings Per Share                           $1.65                 $1.46
                                            ======                ======

Dividends Declared Per Share                $0.350                $0.325
                                            ======                ======




(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

                For the Six Months Ended March 31, 1997 and 1996
                   (in thousands except per share amounts)

                                             1997                  1996
                                            -------               ------

Operating Revenues                         $122,836              $120,344
Cost of Gas                                  75,785                77,510
                                            -------               -------
Gross Margin                                 47,051                42,834
                                            -------               -------
Operating Expenses and Taxes:
 Operations and Maintenance                  12,469                10,620
 Depreciation                                 4,942                 4,626
 General Taxes                                5,176                 5,107
 Income Taxes                                 8,298                 7,415
                                            -------               -------
Total Operating Expenses and Taxes           30,885                27,768
                                            -------               -------

Operating Income                             16,166                15,066

Other Income, net                             2,455                 1,354
                                            -------               -------

Income Before Utility Interest Charges       18,621                16,420

Utility Interest Charges                      2,225                 2,630
                                            -------               -------

Net Income                                  $16,396               $13,790
                                            =======               =======

Average Common Shares Outstanding             6,595                 6,499
                                            =======               =======

Earnings Per Share                            $2.49                 $2.12
                                            =======               =======

Dividends Declared Per Share                 $0.675                $0.630
                                            =======               =======



(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended March 31, 1997 and 1996
                      (in thousands except per share amounts)

                                              1997                  1996
                                             ------                ------

Operating Revenues                          $199,130              $179,088
Cost of Gas                                  126,504               114,604
                                             -------               -------
Gross Margin                                  72,626                64,484
                                             -------               -------

Operating Expenses and Taxes:
 Operations and Maintenance                   24,937                21,343
 Depreciation                                  9,764                 8,741
 General Taxes                                 8,951                 8,238
 Income Taxes                                  9,129                 7,986
                                             -------               -------
Total Operating Expenses and Taxes            52,781                46,308
                                             -------               -------

Operating Income                              19,845                18,176

Other Income, net                              2,528                 1,283
                                             -------               -------

Income Before Utility Interest Charges        22,373                19,459

Utility Interest Charges                       4,595                 4,797
                                             -------               -------

Net Income                                   $17,778               $14,662
                                             =======               =======

Average Common Shares Outstanding              6,574                 6,469
                                             =======               =======

Earnings Per Share                             $2.70                 $2.27
                                             =======               =======

Dividends Declared Per Share                  $1.325                $1.240
                                             =======               =======



(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

               For the Six Months Ended March 31, 1997 and 1996
                              (in thousands)

                                                1997                  1996
                                               ------                ------

Cash Flows From Operating Activities:
  Net Income                                  $16,396               $13,790
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization               5,064                 4,743
    Change in deferred income taxes and
     deferred investment tax credits, net         (72)                  776
    Change in other current assets and
     liabilities                               (1,511)                 (955)
    Other                                         282                   128
                                               ------                ------
Net cash provided by operating activities      20,159                18,482
                                               ------                ------

Cash Flows From Investing Activities:
  Property additions                          (17,571)               (7,973)
  Other, net                                     (446)                  -
                                               ------                ------
Net cash used in investing activities         (18,017)               (7,973)
                                               ------                ------

Cash Flows From Financing Activities:
  Increase (decrease) in notes payable          1,000               (27,000)
  Issuance of long-term debt                     -                   29,809
  Cash dividends paid                          (4,452)               (4,095)
  Issuance of common stock through dividend
   reinvestment, employee stock purchase,
   and key employee stock option plans          1,718                 1,347
                                               ------                -------
Net cash provided by (used in)
 financing activities                          (1,734)                   61
                                               ------                ------
Net increase in cash and
 temporary cash investments                       408                10,570
Cash and temporary cash investments,
  beginning of period                           1,117                 1,639
                                               ------                ------
Cash and temporary cash investments,
  end of period                                $1,525               $12,209
                                               ======                ======

Cash paid for:
Interest, net of amounts capitalized           $2,630                $2,012
Income taxes, net of refunds                    8,429                 2,843




(The accompanying notes are an integral part of these statements.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  March 31, 1997


Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1996.


Note 2: Certain prior year amounts in the unaudited condensed consolidated Financial Statements have been reclassified to conform with current year presentation.


Note 3:  Long-Term Debt at  March 31, 1997:
                                                     Amount Due
                                                       Within
         Issue                                        One Year         Total
         -------------------------                   ----------       --------

         7.15% Senior Notes, due 11/15/15          $      -         $30,000,000
         9.21% Debentures, Series C, due 11/15/11         -          25,000,000
         8.75% Debentures, Series B, due 06/15/01     2,000,000      10,000,000
                                                    -----------      ----------
         Long-Term Debt                            $  2,000,000     $65,000,000
                                                    ===========      ==========

Note 4: At March 31, 1997, the Company had $1.9 million in restricted supplier refunds, none of which were received in the current quarter. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund ( the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of Natural Gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. On April 30, 1993, October 19, 1994, and November 13, 1996, respectively, the Company transferred $3.8 million, $6.6 million, and $3.9 million to the Fund. At March 31, 1997, a total of $16.6 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

Note 5: On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3,005,000 from exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its order granting a pretax recovery of $1,879,853. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized a $.17 increase in earnings in the quarter, six months and twelve months ended March 31, 1997.

                                        Item 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Material Changes in Financial Condition
     ---------------------------------------

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $24.0 million plus the cost of gas in storage. At March 31, 1997, loans totaling $4.0 million were outstanding under the lines of credit compared to $3.0 million outstanding at September 30, 1996.

     The Company's business is seasonal in nature as fluctuations in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage as of March 31, 1997, which is somewhat offset by higher average gas costs. The seasonality and higher gas costs included in rates also accounts for the higher level of accounts receivable in the current quarter.

    Recoverable Purchased Gas Costs primarily represent the difference between the Company's benchmark rate charged to customers and the actual cost of gas. The decrease was due to a higher benchmark rate charged to customers during the current quarter, coupled with a surcharge to recover past gas costs.

    Net cash provided by operating activities increased $1.7 million for the six months ended March 31, 1997, as compared to the same period last year. This increase was due primarily to (1) an increase in accounts payable caused by higher cost of gas and increased construction activity, and (2) an increase in taxes payable due to higher income and related taxes.

    Construction spending was $17.6 million for the six months ended March 31, 1997, compared to $8.0 million for the same period in 1996. The higher spending level in 1997 was due to certain 1996 budgeted construction projects not being completed as planned. Construction expenditures for the remainder of the fiscal year 1997 are projected at $15 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1997.

    Net cash provided by financing activities decreased $1.8 million for the six months ended March 31, 1997, as compared to the same period last year. The primary reason for this decrease was the private placement of $30.0 million Senior Notes reduced by the net repayment of short-term debt in the amount of $27.0 million in 1996 compared to net short-term borrowings of $1.0 million in 1997.


(2)  Material Changes in Results of Operations
     -----------------------------------------

     Net income increased $1.4 million, $2.6 million, and $3.1 million, respectively, for the three month, six month and twelve month periods ended March 31, 1997 as compared to the same periods last year. Affecting all periods were: (1) a nonrecurring credit of $1,128,000 related to the settlement of a long-standing regulatory matter (see Note 5), (2) customer growth at an annualized rate of 4.3%; and (3) lower utility interest charges. Also affecting the twelve month period was the Company's general rate increase effective November 1, 1995.

    Gross margin increased $872,000, $4.2 million, and $8.1 million, respectively, for the three month, six month and twelve month periods ended March 31, 1997 compared to the same periods last year. The chart below compares margins for the three month, six month and twelve month periods by customer class (000's omitted):

                           GROSS MARGIN BY CUSTOMER CLASS
                           ------------------------------
                      3 Months               6  Months            12 Months
                  ---------------         ---------------      ---------------
                  1997       1996         1997       1996      1997       1996
                  ----       ----         ----       ----      ----       ----

Residential     $10,920    $10,951      $16,893    $16,145   $24,978    $21,773

Commercial        6,420      5,888       10,017      8,889    14,899     12,162

Industrial        6,734      6,192       14,529     12,244    25,109     23,276

Municipal         3,112      3,283        5,612      5,556     7,640      7,273
                 ------     ------       ------     ------    ------     ------
Total           $27,186    $26,314      $47,051    $42,834   $72,626    $64,484
                 ======     ======       ======     ======    ======     ======

     During the most recent quarter residential and municipal margins were down slightly due to weather that was 31% warmer than the same period last year and 28% warmer than normal. However, the Company's Weather Normalization
Adjustment ratemaking mechanism largely mitigates the decreases in margin to residential and some commercial customers (including those customer classes served by the four municipal customers) due to warmer-than-normal weather. Partially offsetting these lower margins was strong customer growth. Gross margin for the industrial class was up almost 9% because a reduction in curtailment due to warmer weather increased sales and transportation volumes to process gas users.

    Gross margins increased for all customer classes for both the six month and twelve months periods. Positively affecting both periods were customer growth and related income in facilities' charges, the change in the Company's last general rate case to adopt the Price Sensitive Volume Adjustment
(PSVA) mechanism and elimination of the Industrial Sales Tracker (IST) mechanism, as this resulted in the Company's retention of more margin from the large interruptible customers with #6 oil as an alternative fuel. Also affecting the twelve month period was increased rates as a result of the November 1, 1995 General Rate Case.

    The chart below shows total throughput volumes (in thousands of dt) for the three month, six month and twelve month periods of 1996 and 1997 by customer class:

                          THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS
                          ------------------------------------------
                        3 Months            6  Months           12 Months
                    ---------------     ----------------     -----------------
                    1997       1996     1997        1996     1997         1996
                    ----       ----     ----        ----     ----        -----
Residential        3,293      4,012    4,803       5,531    6,409        6,732

Commercial         2,342      2,793    3,880       4,346    6,216        6,427

Industrial         7,264      5,638   15,376      12,678   32,397       31,217

Municipal          3,055      3,585    5,902       6,514    8,950        9,338
                  ------     ------   ------      ------   ------       ------
Total             15,954     16,028   29,961      29,069   53,972       53,714
                  ======     ======   ======      ======   ======       ======

    The following chart shows the same total throughput volume classified by sales and transportation:

                        THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                        -------------------------------------------
                     3 Months             6  Months             12 Months
                  -----------------   ------------------   -----------------
                  1997         1996   1997          1996   1997         1996
                  ----         ----   ----          ----   ----         ----

Sales            11,219      14,440  19,876       25,336  34,771       38,919

Transportation    4,735       1,588  10,085        3,733  19,201       14,795
                 ------      ------  ------       ------  ------       ------
Total            15,954      16,028  29,961       29,069  53,972       53,714
                 ======      ======  ======       ======  ======       ======

     The Company earns the same profit margin on transportation of customer-owned gas as it earns from bundled sales service to those customers. However, changes in the mix of transportation and sales volumes can have significant impacts on operating revenues and cost of gas, because the commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred nor billed by the Company.

     Weather in the Company's service area was 31%, 28%, and 24% warmer, respectively, for the three month, six month and twelve month periods compared to the same periods last year. This warmer-than-normal weather resulted in reduced deliveries to weather sensitive residential, commercial and municipal customers. During all periods the Company was able to sell or transport more industrial volumes because the warmer-than-normal weather resulted in fewer interruptions of service to large, interruptible customers.

     Cost of gas decreased $5.0 million and $1.7 million, respectively for the three month and six month periods ended March 31, 1997 as compared to the same periods last year. These decreases were caused primarily by reduced quantities purchased due to lower sales volumes, somewhat offset by commodity gas price increases of 11% in the quarter and 28% in the six month periods.

     Cost of gas increased by $11.9 million in the twelve month period ended March 31, 1997 as compared to the same period last year. This increase was caused by a 32% increase in the commodity price of gas. Partially offsetting this increase was reduced purchases of gas due to: (1) industrial customers switching from sales service to transportation service, and (2) less sales to residential, commercial and municipal customers because of the warmer-than-normal weather.

     Operating revenues decreased $4.2 million for the three months ended March 31, 1997 as compared to the same period last year. This decrease was caused by: (1) a 22% and 19% reduction in sales to the residential and commercial markets, respectively, and (2) a mix change to greater transportation volumes to industrial and municipal and lower sales volumes as shown in the table "Throughput Volumes (Mdt) By Type of Service" on page 13.

    Operating revenues increased $2.5 million and $20.0 million, respectively, for the six month and twelve month periods ended March 31, 1997 as compared to the same periods last year. Affecting both periods were (1) higher natural gas commodity prices, and (2) an increase in the total customer base. Also affecting the twelve month period was the general rate increase effective November 1, 1995. Partially offsetting these increases in both periods were less sales to high priority customers due to warm weather, and the switch from sales to transportation service by many industrial and municipal customers.

    Operating and maintenance expenses increased $1.0 million, $1.8 million and $3.6 million, respectively, for the three month, six month and twelve month periods ended March 31, 1997 as compared to the same periods last year. Affecting all periods were (1) increased expenses of higher provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112; (2) increased compressor fuel costs caused by increased usage for system integrity; (3) increased distribution maintenance expenses; (4) increased transmission operations expenses; and (5) higher wages associated with the increased customer base.

    Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant related to expansion and customer growth. Also affecting the twelve month period was an increase in the depreciation rate which became effective with the Company's general rate case, November 1, 1995.

    General taxes decreased in the three month period and increased in the six month and twelve month periods as compared to the same periods last year. The most significant tax is the state gross receipts tax which is based on revenue and, therefore, it tracks the changes in revenues. Also, higher property and payroll taxes affected all periods.

    Income taxes increased $883,000 and $1.1 million, respectively, for the six month and twelve month periods ended March 31, 1997, as compared to the same periods last year. These increases were caused by an increase in operating income.

    Other income, net, increased $1.3 million, $1.1 million and $1.2 million, respectively, for the three month, six month and twelve month periods as compared to the same periods last year. Affecting all periods was a nonrecurring credit of $1,128,000 related to the settlement of a long-standing regulatory matter. On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3,005,000 from past exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's exploration and drilling programs.
On February 7, 1997, the NCUC issued its order granting a pretax recovery of $1,879,853. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements.

    Utility interest charges decreased $265,000 for the quarter ended March 31, 1997 as compared to the same period last year. This decrease was caused primarily by an increase in allowance for funds used during construction because of more work in progress during the quarter.

    Utility interest expense decreased $405,000 and $202,000, respectively, for the six month and twelve month periods as compared to the same periods last year. These decreases were caused by (1) reduced interest expense on short-term debt because of a reduction in short-term financing, (2) and an increase in allowance for funds used during construction. Partially offsetting these decreases was increased long-term debt expense associated with the November 10, 1995 issuance of $30 million principal amount of 7.15% Senior Notes.

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

<PAGE 17>
                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NORTH CAROLINA NATURAL GAS CORPORATION
                                             (Registrant)





Date: May 12, 1997            /s/ Gerald A. Teele
                              ------------------------------------------
                              Gerald A. Teele
                              Senior Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)


Date: May 12, 1997           /s/ Ronald J. Josephson
                             ------------------------------------------
                              Ronald J. Josephson
                              Vice President-Financial Services
                              (Principal Accounting Officer)

                        NORTH CAROLINA NATURAL GAS CORPORATION

                                  INDEX OF EXHIBITS

     The following exhibit is filed as part of this Form 10-Q for the period ended March 31, 1997:

Exhibit Number
--------------

      27             -         Financial Data Schedule