Form 10-Q
period 1997-06-30
NORTH CAROLINA NATURAL GAS CORP
filed 1997-08-14
CIK 72596

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

  (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE  SECURITIES  EXCHANGE ACT OF 1934
                For the  quarterly period ended June 30, 1997
                                    OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ..........to .......

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

   Common Stock, $2.50 par value                            6,654,571
             Class                                     Number of Shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands)

                                     ASSETS


                                          June 30,             September 30,
                                            1997                   1996
                                          --------             -------------
Gas Utility Plant
  In service                              $290,381              $277,212
  Less-Accumulated depreciation
    and amortization                      (102,070)              (95,578)
                                           -------               -------
                                           188,311               181,634
  Construction work in progress             12,644                 2,800
                                           -------               -------
     Utility Plant, net                    200,955               184,434
                                           -------               -------

Nonutility Property                          6,533                 5,947
  Less-Accumulated depreciation             (2,468)               (2,358)
                                           -------               -------
     Nonutility Property, net                4,065                 3,589
                                           -------               -------
Current Assets
  Cash and temporary cash investments        1,272                 1,117
  Restricted cash and temporary
   cash investments                          4,538                 5,691
  Accounts receivable, less reserve         15,022                17,302
  Recoverable purchased gas costs             -                    3,237
  Inventories, at average cost -
    Gas in storage                           6,293                 9,983
    Materials and supplies                   4,278                 2,725
    Merchandise                                770                 1,308
  Deferred gas cost-unbilled volumes           605                   324
  Prepaid income taxes                       2,341                  -
  Other current assets                         366                   195
                                           -------               -------
    Total Current Assets                    35,485                41,882
                                           -------               -------

Investment in joint ventures                 1,624                   744
Deferred charges and other assets            2,734                 2,130
                                           -------               -------
Total Assets                              $244,863              $232,779
                                           =======               =======

(The accompanying notes are an integral part of these balance sheets.)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Balance Sheets (Unaudited)
                             (in thousands)

                      CAPITALIZATION AND LIABILITIES

                                          June 30,          September 30,
                                            1997                 1996
                                          --------          -------------
Capitalization
  Stockholders' investment:
   Common stock, par value $2.50;
    12,000 shares authorized; shares
    issued and outstanding:
    06/30/97-6,653; 09/30/96-6,573         $16,633              $16,432
   Capital in excess of par value           31,771               29,634
   Retained earnings                        66,857               55,892
                                           -------              -------
    Total Stockholders' Investment         115,261              101,958
                                           -------              -------
   Long-term debt                           61,000               63,000
                                           -------              -------
    Total Capitalization                   176,261              164,958
                                           -------              -------
Current Liabilities
  Current maturities of long-term debt       2,000                2,000
  Notes payable                              6,000                3,000
  Accounts payable                          16,552               16,339
  Refunds payable                            1,174                 -
  Customer deposits                          2,135                1,964
  Restricted supplier refunds                4,538                5,691
  Accrued interest                           1,013                2,334
  Accrued income and other taxes             1,140                4,281
  Other current liabilities                  3,261                2,266
                                           -------              -------
    Total Current Liabilities               37,813               37,875
                                           -------              -------
Other Credits
  Deferred income taxes                     21,054               21,015
  Regulatory liability related to
   income taxes, net                         2,768                2,924
  Unamortized investment tax credits         2,573                2,720
  Postretirement and postemployment
   benefit liability                         2,827                2,262
  Other                                      1,567                1,025
                                           -------              -------
    Total Other Credits                     30,789               29,946
                                           -------              -------
Total Capitalization and Liabilities      $244,863             $232,779
                                           =======              =======


(The accompanying notes are an integral part of these balance sheets.)

         NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

         Condensed Consolidated Statements of Income (Unaudited)

           For the Three Months  Ended June 30, 1997 and 1996
                 (in  thousands except per share amounts)

                                              1997                  1996
                                             ------                ------
Operating Revenues                           $30,678               $44,875
Cost of Gas                                   16,864                30,877
                                              ------                ------
Gross Margin                                  13,814                13,998
                                              ------                ------

Operating Expenses and Taxes:
  Operations and Maintenance                   6,118                 6,308
  Depreciation                                 2,540                 2,398
  General Taxes                                1,678                 2,156
  Income Taxes                                   989                   712
                                              ------                ------
Total Operating Expenses and Taxes            11,325                11,574
                                              ------                ------

Operating Income                               2,489                 2,424

Other Income (Loss),  net                        (89)                   42
                                              ------                ------

Income Before Utility Interest Charges         2,400                 2,466

Utility Interest Charges                       1,055                 1,271
                                              ------                ------

Net Income                                    $1,345                $1,195
                                              ======                ======

Average Common Shares Outstanding              6,639                 6,544
                                              ======                ======

Earnings Per Share                             $0.20                 $0.18
                                              ======                ======

Dividends Declared Per Share                  $0.350                $0.325
                                              ======                ======


(The accompanying notes are an integral part of these statements.)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Income (Unaudited)

              For the Nine Months Ended June 30, 1997 and 1996
                  (in thousands except per share amounts)

                                                1997                  1996
                                               ------                ------

Operating Revenues                           $153,513              $165,218
Cost of Gas                                    92,649               108,387
                                              -------               -------
Gross Margin                                   60,864                56,831
                                              -------               -------

Operating Expenses and Taxes:
  Operations and Maintenance                   18,588                16,926
  Depreciation                                  7,482                 7,024
  General Taxes                                 6,854                 7,264
  Income Taxes                                  9,287                 8,127
                                              -------               -------
Total Operating Expenses and Taxes             42,211                39,341
                                              -------               -------

Operating Income                               18,653                17,490

Other Income, net                               2,366                 1,396
                                              -------               -------

Income Before Utility Interest Charges         21,019                18,886

Utility Interest Charges                        3,280                 3,901
                                              -------               -------

Net Income                                    $17,739               $14,985
                                              =======               =======

Average Common Shares Outstanding               6,609                 6,514
                                              =======               =======

Earnings Per Share                              $2.68                 $2.30
                                              =======               =======

Dividends Declared Per Share                   $1.025                $0.955
                                              =======               =======


(The accompanying notes are an integral part of these statements.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended June 30, 1997 and 1996
                    (in thousands except per share amounts)

                                                1997                  1996
                                               ------                ------

Operating Revenues                            $184,933              $189,692
Cost of Gas                                    112,490               122,123
                                               -------               -------

Gross Margin                                    72,443                67,569
                                               -------               -------

Operating Expenses and Taxes:
  Operations and Maintenance                    24,750                22,356
  Depreciation                                   9,906                 9,101
  General Taxes                                  8,473                 8,645
  Income Taxes                                   9,406                 8,390
                                               -------               -------
Total Operating Expenses and Taxes              52,535                48,492
                                               -------               -------

Operating Income                                19,908                19,077

Other Income, net                                2,398                 1,403
                                               -------               -------

Income Before Utility Interest Charges          22,306                20,480

Utility Interest Charges                         4,379                 5,062
                                               -------               -------

Net Income                                     $17,927               $15,418
                                               =======               =======

Average Common Shares Outstanding                6,597                 6,500
                                               =======               =======

Earnings Per Share                               $2.72                 $2.37
                                               =======               =======

Dividends Declared Per Share                     $1.35                 $1.26
                                               =======               =======


(The accompanying notes are an integral part of these statements.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                For the Nine Months Ended June 30, 1997 and 1996
                                 (in thousands)

                                                 1997                  1996
                                                ------                ------
Cash Flows From Operating Activities:
  Net Income                                   $17,739               $14,985
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                 7,667                 7,127
   Change in deferred income taxes and
    deferred investment tax credits, net          (244)                  847
   Change in other current assets
    and liabilities                              2,570                (1,000)
   Other                                         1,377                  (347)
                                                ------                ------
  Net cash provided by operating activities     29,109                21,612
                                                ------                ------

Cash Flows From Investing Activities:
   Property additions                          (24,635)              (11,695)
   Other, net                                     (882)                  -
                                                ------                ------
 Net cash used in investing activities         (25,517)              (11,695)
                                                ------                ------

Cash Flows From Financing Activities:
   Increase (decrease) in notes payable          3,000               (27,000)
   Retirement of long-term debt                 (2,000)               (2,000)
   Issuance of long-term debt                     -                   29,862
   Cash dividends paid                          (6,774)               (6,221)
   Issuance of common stock through dividend
    reinvestment, employee stock purchase,
    and key employee stock option plans          2,337                 1,911
                                                ------                ------
  Net cash used in financing activities         (3,437)               (3,448)
                                                ------                ------

Net increase in cash and temporary
  cash investments                                 155                 6,469
Cash and temporary cash investments,
  beginning of period                            1,117                 1,639
                                                ------                ------
Cash and temporary cash investments,
  end of period                                 $1,272                $8,108
                                                ======                ======
Cash paid for:
Interest, net of amounts capitalized            $5,281                $4,644
Income taxes, net of refunds                    16,136                 4,964

(The accompanying notes are an integral part of these statements.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1996.


Note 2: Certain prior year amounts in the unaudited condensed consolidated Financial Statements have been reclassified to conform with current year presentation.


Note 3:      Long-Term Debt at  June 30, 1997:
                                                Amount Due
                                                 Within
             Issue                               One Year            Total
             ---------------------------        ----------         ----------

             7.15% Senior Notes,
                  due 11/15/15                 $      -           $30,000,000
             9.21% Debentures, Series C,
                  due 11/15/11                        -            25,000,000
             8.75% Debentures, Series B,
                  due 06/15/01                    2,000,000         8,000,000
                                                -----------        ----------
             Long-Term Debt                    $  2,000,000       $63,000,000
                                                ===========        ==========

Note 4: At June 30, 1997, the Company had $4.5 million in restricted supplier refunds, $2.7 million of which was received in the current quarter. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund ( the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. On April 30, 1993, October 19, 1994, and November 13, 1996, respectively, the Company transferred $3.8 million, $6.6 million, and $3.9 million to the Fund. At June 30, 1997, a total of $16.9 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC. On August 28, 1995, the Company was granted approval by the NCUC to extend natural gas service into Duplin and Onslow Counties using expansion fund dollars totaling $12.4 million. On August 13, 1997, the Company received its first payment from the fund for that project in the amount of $455,435.

Note 5: On May 5, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its order granting a pretax recovery of $1.9 million. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized a gain of $.17 per share in the nine and twelve months ended June 30, 1997. The gain has been recorded in other income for the nine and twelve months periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

(1)      Material Changes in Financial Condition

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $24.0 million plus the cost of gas in storage. At June 30, 1997, loans totaling $6.0 million were outstanding under the lines of credit compared to $3.0 million outstanding at September 30, 1996.

     The Company's business is seasonal in nature as fluctuations in weather dictate injections and withdrawals from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage as of June 30, 1997, which is somewhat offset by higher average gas costs. The lower accounts receivable as of June 30, 1997, compared to September 30, 1996 was caused by a shift from sales to transportation service by several large industrial customers.

     Recoverable purchased gas costs and refunds payable primarily represent the difference between the Company's benchmark rate charged to customers and the actual cost of gas. When the benchmark rate charged to customers is higher than the actual cost of gas, recoverable purchased gas costs are reduced and refunds payable is increased. As of June 30, 1997, higher benchmark rates reduced recoverable purchased gas cost by $3.2 million and increased refunds payable to customers by $1.2 million compared to the same period last year.

     Materials and supplies increased $1.6 million for the current fiscal year. This increase was caused by (1) increased materials needed for pipeline projects, and (2) the purchase of certain materials in large quantities to take advantage of discounts offered by suppliers.

     In 1997 the Company made quarterly estimated income tax payments based on annualized income. Thus, due to high income levels in November to April, estimated tax payments substantially exceeded the liability and prepaid income taxes have been recorded on the June 30, 1997 balance sheet. In 1996, estimated income tax payments were made pro rata throughout the year.

     Investment in joint ventures increased $880,000 for the current fiscal year. This increase was caused by advances to projects involving two new subsidiaries of the Company, NCNG Cardinal Pipeline Investment Corporation and NCNG Pine Needle Investment Corporation.

     Notes payable increased $3.0 million during the current fiscal year as compared to the fiscal year ended September 30, 1996. These additional funds were needed to pay for current Company expansion projects.

     Net cash provided by operating activities increased $7.5 million for the nine months ended June 30, 1997, as compared to the same period last year. This increase was due primarily to an increase in net income and depreciation, and a decrease in accounts receivable and gas in storage, partially offset by a decrease in accounts payable.

     Construction spending was $24.6 million for the nine months ended June 30, 1997, compared to $11.7 million for the same period in 1996. The higher spending level in 1997 was due to certain 1996 budgeted construction projects not being completed as planned. Construction expenditures for the remainder of the fiscal year 1997 are projected at $8.2 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1997.

     Net cash used in financing activities remained the same for the nine months ended June 30, 1997, as compared to the same period last year. The primary reason for this was the private placement of $30.0 million Senior Notes reduced by the net repayment of short-term debt in the amount of $27.0 million in 1996 compared to net short-term borrowings of $3.0 million in 1997. Common stock dividends increased by $533,000 during the current period, partially offset by the issuance of common stock through the Company's dividend reinvestment and employee stock purchase plans.


(2)      Material Changes in Results of Operations

     Net income increased $150,000 for the three month period ended June 30, 1997, as compared to the same period last year. This increase was caused primarily by reductions in operations and maintenance expenses and utility interest charges. Offsetting these reductions were decreased sales to weather-sensitive residential and commercial customers from the Company's propane operations caused by weather that was 11% warmer than in 1996.

     Net income increased $2.8 million and $2.5 million, respectively, for the nine and twelve month periods ended June 30, 1997, as compared to the same periods last year. Affecting both periods were (1) a nonrecurring after-tax credit of $1.1 million related to settlement of a long-standing regulatory matter (see note 5); (2) customer growth at an annualized rate of 4.5%; and (3) lower utility interest charges. Partially offsetting these gains were reduced profits realized by the Company's propane operations as discussed above. During the current nine month period, throughput volumes to the Company's industrial customers increased 16% due to less curtailment caused by warmer weather.

     The chart below compares margins for the three month, nine month and twelve month periods by customer class (000's omitted):

                         GROSS MARGIN BY CUSTOMER CLASS

                     3 Months            9 Months             12 Months
                -----------------   --------------------  -------------------
                 1997      1996      1997         1996     1997         1996
                ------    -------   ------       ------   ------       ------

Residential     $ 4,691  $ 5,084    $21,584      $21,228  $24,585     $23,609

Commercial        2,608    2,574     12,625       11,463   14,933      13,074

Industrial        5,544    5,257     20,073       17,501   25,396      23,333

Municipal           971    1,083      6,582        6,639    7,529       7,553
                 ------   ------     ------       ------  -------      ------

Total           $13,814  $13,998    $60,864      $56,831  $72,443     $67,569
                 ======   ======     ======       ======   ======      ======

     Gross margin decreased slightly during the quarter ended June 30, 1997, as compared to the same period last year due to weather that was 11% warmer than the same period last year. The Company's Weather Normalization Adjustment (WNA) ratemaking mechanism largely mitigates the decrease in margin to residential and commercial customers (including those customer classes served by the four municipal customers) due to warmer-than-normal weather but it is in effect only from November 16 to April 15 of each year. Partially offsetting the impact of warmer weather was strong customer growth. Also, gross margin for the industrial class was up 5% because of increased sales and transportation volumes to process users.

     Gross margin increased $4.0 million and $4.9 million, respectively, for the nine and twelve month periods ended June 30, 1997, as compared to the same periods last year. Affecting both periods were customer growth and related increases in facilities' charges and, the change in the Company's last general rate case to adopt the Price Sensitive Volume (PSVA) mechanism and elimination of the Industrial Sales Tracker (IST) mechanism, which resulted in the Company's retention of more margin from increased gas deliveries to large interruptible customers with #6 oil as an alternative fuel. Partially offsetting margin increases in these periods was weather that was 26% and 27% warmer, respectively, for the nine month and twelve month periods as compared to the same periods last year.

     The chart below shows total throughput volumes (in thousands of dt) for the three month, nine month and twelve month periods of 1997 and 1996 by customer class:

                            THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS
                   ----------------------------------------------------------
                        3 Months           9 Months            12 Months
                   -------------------  ----------------   ----------------
                   1997        1996     1997        1996    1997        1996
                   ----        ----     ----       -----   -----        ----

Residential       1,048        1,293   5,852       6,824    6,165        7,127

Commercial        1,113        1,226   4,993       5,572    6,103        6,617

Industrial        9,101        8,344  24,476      21,021   33,153       30,831

Municipal         1,712        1,636   7,614       8,151    9,026        9,480
                 ------       ------  ------      ------   ------       ------
Total            12,974       12,499  42,935      41,568   54,447       54,055
                 ======       ======  ======      ======   ======       ======

     The following chart shows the same total throughput volumes classified by sales and transportation:

                      THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                  ------------------------------------------------------------
                       3 Months              9  Months           12 Months
                  ------------------    ------------------   ----------------
                  1997          1996    1997          1996   1997        1996
                  ----          ----    ----          ----   ----        ----


Sales             4,747         9,412  24,623       34,748   30,106     39,077

Transportation    8,227         3,087  18,312        6,820   24,341     14,978
                 ------        ------  ------       ------   ------     ------
Total            12,974        12,499  42,935       41,568   54,447     54,055
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

     Weather in the Company's service area was 11%, 26%, and 27% warmer, respectively, for the three month, nine month and twelve month periods compared to the same periods last year. This warmer-than-normal weather resulted in reduced deliveries to weather-sensitive residential, commercial and municipal customers. During all periods the Company was able to sell or transport more industrial volumes because the warmer-than-normal weather resulted in fewer interruptions of service to large, interruptible customers, and the Company added some new industrial customers.

     Cost of gas decreased $14.0 million for the three month period ended June 30, 1997 as compared to the same period last year. This decrease was caused by
(1) a reduction in quantities purchased due to a 50% decrease in volumes sold; and (2) a 13% decrease in commodity gas prices as compared to the same period last year.

     Cost of gas decreased $15.7 million and $9.6 million, respectively, for the nine month and twelve month periods ended June 30, 1997, as compared to the same periods last year. These decreases were caused primarily by reduced quantities purchased due to lower sales volumes of 29% and 23%, respectively, for the nine month and twelve months periods as compared to last year. Partially offsetting these decreases were increases in the commodity prices of gas of 18% and 21%, respectively, for the nine and twelve month periods as compared to last year.

     Operating revenues decreased $14.2 million, $11.7 million and $4.8 million, respectively, for the three month, nine month and twelve month periods ended June 30, 1997 as compared to the same periods last year. These decreases were caused by (1) 14%, 13%, and 11% reductions, respectively, in sales to the residential and commercial markets; and (2) a mix change to greater transportation volumes to industrial and municipal customers and lower sales volumes to these customers as shown in the table "Throughput Volumes (Mdt) by Type of Service" on page 14.

     Operating and maintenance expenses decreased $190,000 or 3% for the three month period ended June 30, 1997, as compared to the same period last year. This decrease is the result of management's overall effort to control costs.

     Operating and maintenance expenses increased $1.7 million and $2.4 million, respectively, for the nine month and twelve month periods ended June 30, 1997, as compared to the same periods last year. Affecting both periods were (1) increased provisions for postretirement and postemployment benefit obligations related to FAS 106 and FAS 112; (2) increased compressor fuel costs caused by increased usage for system integrity; (3) increased distribution maintenance expenses; (4) increased provisions for doubtful accounts due to higher residential rates this winter season and customer growth; and (5) higher employee compensation costs associated with the increased customer base.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant related to expansion and customer growth. Also affecting the twelve month period was an increase in the depreciation rate which became effective with the Company's general rate case, November 1, 1995.

     General taxes decreased in all periods as compared to the same periods last year. The most significant tax is the state gross receipts tax which is based on revenue and, therefore, it tracks the changes in revenues. Partially offsetting the decline in gross receipts taxes, higher property and payroll taxes affected all periods.

     Income taxes increased $277,000, $1.2 million, and $1.0 million, respectively, for the three month, nine month and twelve month periods ended June 30, 1997, as compared to the same periods last year. These increases were caused by increases in operating income for all three periods.

     Other income, net, decreased $131,000 for the three months ended June 30, 1997, as compared to the same period last year. This decrease was caused by (1) lower profits from the Company's propane operations due to warmer-than-normal weather, and (2) reduced interest income on short-term investments.

     Other income, net, increased $970,000 and $995,000, respectively, for the nine month and twelve month periods as compared to the same periods last year. Affecting both periods was a nonrecurring credit of $1.1 million related to the settlement of a long-standing regulatory matter. On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from past exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's exploration and drilling programs. On February 7, 1997, the NCUC issued its Order granting a pretax recovery of $1.9 million. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. Partially offsetting these increases was a reduction in net income from the Company's propane operations.

     Utility interest charges decreased $216,000 for the quarter ended June 30, 1997, as compared to the same period last year. This decrease was caused primarily by an increase in allowance for funds used during construction because of more construction work in progress during the quarter.

     Utility interest expense decreased $621,000 and $683,000, respectively, for the nine month and twelve month periods as compared to the same periods last year. These decreases were caused by (1) reduced interest expense on short-term debt because of a reduction in short-term financing, (2) and an increase in allowance for funds used during construction. Partially offsetting these decreases was increased long-term debt expense associated with the November 10, 1995 issuance of $30 million principal amount of 7.15% Senior Notes.

                  PART II - OTHER INFORMATION
                  ---------------------------


Item 1.  Legal Proceedings
--------------------------

         None.


Item 2.  Changes in the Rights of the Company's Security Holders
----------------------------------------------------------------

         None.


Item 3.  Default Upon Senior Securities
---------------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None.


Item 5.  Other Information
--------------------------

     On July 18, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 for the North Carolina Natural Gas Corporation Long Term Incentive Plan, Directors' Deferred Compensation Stock Plan, and Directors' Retirement Compensation Stock Plan.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)      Exhibits

             None.

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

                                  NORTH CAROLINA NATURAL GAS CORPORATION
                                  --------------------------------------
                                               (Registrant)




Date:    August 14, 1997         /s/ Gerald A. Teele
                                 ---------------------------------------
                                 Gerald A. Teele
                                 Senior Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Date:    August 14, 1997         /s/ Ronald J. Josephson
                                 ---------------------------------------
                                 Ronald J. Josephson
                                 Vice President-Financial Services
                                 (Principal Accounting Officer)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------

                                INDEX OF EXHIBITS
                               -------------------
     The following exhibit is filed as part of this Form 10-Q for the period ended June 30, 1997:



Exhibit
Number
-------

    27            -                 Financial Data Schedule