Form 10-K
period 1997-09-30
NORTH CAROLINA NATURAL GAS CORP
filed 1997-12-24
CIK 72596

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                                FORM 10-K
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended September 30, 1997

                                    OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ...........to ..........

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

   Title of each class                Name of each exchange on which registered
Common stock, par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Estimate  aggregate  market value of the voting stock held by nonaffiliates of the  registrant at November 26, 1997........................... $220,116,699

     Number of shares of Common Stock outstanding at
November 26, 1997.................................................    6,670,203

                              DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report.

               NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                      FORM 10-K

                                   ANNUAL REPORT TO
                       THE SECURITIES AND EXCHANGE COMMISSION
                       FOR THE YEAR ENDED SEPTEMBER 30, 1997


                                 TABLE OF CONTENTS

 Item                                                                  Page

                                       PART I.

 1.      Business      -----------------------------------------------    3
         Executive Officers of the Registrant-------------------------   13
 2.      Properties --------------------------------------------------   14
 3.      Legal Proceedings--------------------------------------------   14
 4.      Submission of Matters to a Vote of Security Holders----------   14

                                       PART II.

 5.      Market for Registrant's Common Equity and
          Related Stockholder Matters---------------------------------   15
 6.      Selected Financial Data    ----------------------------------   16
 7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations    ---------------------   17
 8.      Financial Statements and Supplementary Data------------------   23
 9.      Changes in and Disagreements on Accounting and
          Financial Disclosures   ------------------------------------   42
10.      Management's Responsibility for Financial Statements --------   42
          Report of Independent Public Accountants -------------------   43

                                        PART III.

11.      Directors and Executive Officers of the Registrant    -------   44
12.      Executive Compensation ---- ---------------------------------   44
13.      Security Ownership of Certain Beneficial Owners
          and Management ---------------------------------------------   44
14.      Certain Relationships and Related Transactions --------------   44

                                        PART IV.

15.      Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K-----------------------------------------   45
Signatures -----------------------------------------------------------   48
Index to Exhibits-----------------------------------------------------   49

                  NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                         PART I

Item 1.  Business
-----------------

General

     North Carolina Natural Gas Corporation (NCNG or the Company), whose principal office is located at 15O Rowan Street, Fayetteville, North Carolina 28301, was incorporated in 1955 under the laws of the State of Delaware. It is engaged in the transmission and distribution of natural gas through approximately 1,047 miles of transmission pipeline and approximately 2,662 miles of distribution mains. Natural gas is sold under regulated rates to approximately 157,000 customers in 86 cities and towns and four municipal gas distribution systems in eastern and southcentral North Carolina.

     The Company purchases and transports natural gas under long-term contracts with Transcontinental Gas Pipe Line Corporation (Transco), Columbia Gas Transmission Corporation (Columbia) and several major oil and gas producers. Approximately 54% of NCNG's total available gas supply in 1997 was purchased under long-term contracts, in the spot market or with nonpipeline suppliers for system supply, and approximately 46% was received for transportation to various customers. The Company also serves propane gas to approximately 10,200 customers and sells gas appliances and home insulation services to gas customers and new home builders.

     The Company has five subsidiaries: NCNG Exploration Corporation (Exploration), Cape Fear Energy Corporation (Cape Fear), NCNG Energy Corporation (Energy), NCNG Pine Needle Investment Corporation (Pine Needle Investment) and NCNG Cardinal Pipeline Investment Corporation (Cardinal Pipeline Investment). For detailed information on these subsidiaries see Nonutility Businesses on page 8.

Financial Information About Industry Segments

     The Company is principally engaged in one industry as described above and has no other reportable industry segments.

Narrative Description of Business

General -

     The Company distributes natural gas to residential, commercial, industrial and municipal customers in a substantial portion of the southcentral and eastern sections of North Carolina. The population in the Company's franchised territory is approximately 2,581,000. Principal cities or towns served include Albemarle, Dunn, Fayetteville, Goldsboro, Greenville, Indian Trail, Kinston, Lumberton, New Bern, Monroe, Roanoke Rapids, Rockingham, Rocky Mount, Smithfield/Selma, Southern Pines, Wilmington and Wilson.

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

     Following is a summary of operating revenues (in 000's) by major customer classification for the years 1993 through 1997:

                 1997         1996         1995         1994        1993
                 ----         ----         ----         ----        ----

Residential
 & Commercial  $ 80,270    $ 78,849     $ 51,841     $ 58,748    $ 57,163
Municipalities
 for Resale      24,829      31,545       20,189       23,471      22,312
Industrial/
 electric power
 generation      76,604      86,244       73,642       78,118      93,670
                -------    --------      -------      -------     -------
Total Operating
Revenues       $181,703    $196,638     $145,672     $160,337    $173,145
                =======     =======      =======      =======     =======

     The above amounts include revenues from both gas sold to customers and for transportation of customer-owned gas. The Company's revenues from transportation are lower than from sales because it does not incur or bill the commodity cost of gas for transported volumes. However, the Company generally earns the same margin on a dekatherm (dt) of gas whether transported or sold because transportation rates exclude only the commodity cost of gas which the customer pays directly to its supplier.

     Operating revenues declined to $181.7 million in 1997 from $196.6 million in 1996 due primarily to increased transportation service which resulted in lower sales to large customers. Transportation customers switch from sales to transportation services when the utilities' benchmark sales rates, as approved by the North Carolina Utilities Commission (NCUC), are above the spot market rate for natural gas. See Regulations and Rates on Page 9 for discussion of the Company's benchmark rate. Partially offsetting this decrease was an average increase of 14.7% in the commodity cost of gas in 1997 over 1996.

     Operating revenues increased to $196.6 million in 1996 from $145.7 million in 1995 due primarily to: (1) the general rate increase effective November 1, 1995; (2) increased sales volumes caused by customer growth and colder winter weather; (3) higher natural gas commodity prices; (4) a switch to more sales service and less transportation volumes in 1996 compared to 1995; and (5) an increase in the customer base.

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

Natural gas supply -

     During 1997 the Company received 11,696,815 dt of natural gas under its firm sales contract with Transco. It purchased 19,944,394 dt in the spot market or from other nontraditional sources, including long-term contracts with producers or national gas marketers. The Company also transported 26,938,439 dt of customer-owned gas in 1997. The outlook for natural gas supplies in the Company's service area remains favorable as both Transco and Columbia are "open access" pipelines, and the Company has many sources of gas available on a firm basis. Nationally, gas supplies are adequate and no supply curtailments are anticipated.

     See Page 10 of this report for additional information regarding federal regulation of interstate pipelines.

     The following table summarizes the supply sources which are under contract or otherwise available to the Company as of November 1, 1997:

                                                        Maximum       Contract
                                    Daily                Annual      Expiration
                               Deliverability (a)    Quantity (a)       Date
                                     (dt)                 (dt)
Transco -
 Firm Transportation (FT)         145,935   (b)        53,266,275          2013
 Firm Sales (FS)                   55,935              20,416,275          2001
 General Storage (GSS)              2,070                  98,790          2013
 Washington Storage (WSS)          32,154   (c)         2,734,180          1998
 Liquefied Gas Storage (LG-A)       5,320                  26,600          2016
 Southern Expansion (FT)           16,871   (b)(d)      2,444,553          2005
 Eminence Storage (ESS)            39,373   (g)           316,914          2013

Columbia Gas Transmission -
 Firm Transportation (FT)          19,801   (b)         7,227,365          2004
 Firm Storage Service (FSS)         5,199                 223,238          2004

Amerada Hess -
 Firm Sales                        15,000   (e)(f)      3,732,750          2004

Enron Capital & Trade
 Resources Corp-
 Firm Sales                        15,500   (d)(f)      2,340,500          1998

Exxon Company, U.S.A. -
 Firm Sales                        14,893   (f)         5,435,945          2003

Duke Energy Trading and
 Marketing LLC -
 Firm Sales                        10,000   (e)(f)      2,580,000          1999

Natural Gas Clearinghouse -
 Firm Sales                         9,975   (d)(f)      1,506,225          1999

NorAm Energy Services, Inc. -
 Firm Sales                         4,893   (e)(f)      1,785,945          1999

Texaco -
 Firm Sales                        21,740   (e)(f)      5,422,740          1998

Amoco -
 Firm Sales                         5,000   (d)(f)        755,000          1998

Natural Gas Clearinghouse -
 Firm Sales                         9,624   (f)         3,512,760          1998

LG&E Energy Marketing, Inc. -
 Firm Sales                        10,000   (e)(f)      2,580,000          1999

Vastar Gas Marketing, Inc. -
 Firm Sales                        10,000   (d)(f)      1,510,000          1998

LNG Plant (Company owned)          97,200   (h)         1,000,000          N/A

(a) Quantities are shown in dekatherms (dt) (one dt equals 1,000,000 Btu or one Mcf at 1,000 Btu/cu. ft.). Transco demand billings were converted from Mcf determinants to dt determinants on October 1, 1996 as required by FERC Order 582.

(b) Firm Transportation (FT) contracts are for pipeline capacity only. The Company is responsible for acquiring its own gas supplies to be transported on a firm basis under the FT contracts. Gas supplies are available under the Transco FS Agreement, other long-term agreements (See (f) below), multi-month term agreements or agreements of one month or less for supplies purchased in the spot market.

(c) Washington Storage volumes may be withdrawn to the extent that the basic contract gas from Transco or other suppliers is unavailable on any day or if the Company elects to take such gas instead of other supplies.

(d)   Winter months only (November through March).

(e) Provides for a lower daily deliverability volume in the summer period (April through October).

(f) The Amerada Hess; Enron Capital & Trade Resources Corp.; Exxon Company, U.S.A.; Duke Energy Trading and Marketing LLC; Natural Gas Clearinghouse (2 contracts); NorAm Energy Services, Inc.; Texaco; Amoco; LG&E Energy Marketing and Vastar Gas Marketing, Inc. contracts are for gas supply only - no pipeline capacity is included. Supplies purchased from these suppliers flow on the Company's FT contracts with Transco and Columbia (See (b) above).

(g) Transco salt dome storage capacity allocated to customers of Transco FS sales service by mandate of FERC Order 636. Transco schedules injections and withdrawals of gas from Eminence storage capacity under agency agreements with the Company and the other FS sales service customers.

(h)   Deliverability  of  Company's   transmission   pipeline  capacity  to
distribute supplies withdrawn from storage at the Company's LNG Plant under normal operating conditions.

     In addition to its basic year-round firm transportation (FT) contract with Transco and Columbia providing 145,935 dt and 19,801 dt per day, respectively, the Company has approximately 17,000 dt per day of additional winter season FT capacity from Transco's Southern Expansion. The FT contracts enable the Company to acquire gas directly from producers or other natural gas marketers and have the gas transported on a firm basis at delivered costs that reflect the market price of natural gas in any month. Many of the Company's industrial and large commercial customers have the capability to burn a fuel other than natural gas, and these customers will generally switch from gas when it costs more than the alternative fuel (primarily residual oil, distillate oil or propane). Some of these same customers prefer to acquire their own gas supplies, and the Company works with each pipeline and the customers to arrange transportation service for them when possible. End-user transportation volumes increased 110% in 1997 from 1996. The Company's primary objectives are to secure adequate and reliable gas supplies on reasonable terms and conditions consistent with its obligation to provide service to its firm service customers at the lowest reasonable cost. Spot market purchases will continue to be utilized primarily in the off-peak months (generally March through November) to supplement purchases under firm supply agreements.

     As of November 1, 1997, the Company had entered into long-term gas supply contracts with major producers or national natural gas marketers for firm supplies in the winter season totaling 126,625 dt/day on Transco and Columbia. Additionally, the Company has a firm sales contract with Transco to provide gas supplies of 55,935 dt/day which the Company uses as its primary "swing" supply to accommodate changes in the level of demand on its system.

     The Company owns and operates a liquefied natural gas (LNG) storage plant which provides 97,200 dt per day to the Company's peak-day delivery capability.


Franchises -

     The Company holds a certificate of public convenience and necessity granted by the NCUC to provide service to the area now being served. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by a company and not receiving similar service from another utility.

     The Company has nonexclusive franchises from 51 municipalities in which it distributes natural gas and four municipalities to which the Company sells or transports gas for resale. The expiration dates of those franchises which have specific expiration provisions are from 1999 to 2015. The franchises are substantially uniform in nature. They contain no restrictions of a materially burdensome nature and are adequate for the Company's business. The Company, in addition, serves 35 communities from which no franchises are required.


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

     The Company normally injects gas into storage during periods of warm weather and withdraws it during periods of cold weather. The storage and various other contracts as shown on Pages 5 and 6 provide adequate daily supply to meet the Company's peak-day requirements.

     Short-term debt is used for the seasonal financing of stored gas inventories and for the Company's ongoing construction program prior to obtaining long-term financing. These loans, in the form of conventional notes, are normally repaid to the banks from the funds generated by the winter sale of the stored gas. At September 30, 1997, $15.0 million in short-term debt was outstanding compared to $3.0 million at September30, 1996.


Nonutility Businesses -

     In April 1997, the Company formed a new subsidiary, NCNG Pine Needle Investment Corporation, to participate in gas supply and pipeline projects in North Carolina. Pine Needle Investment has a 5% ownership interest in Pine Needle LNG Company, LLC (Pine Needle) which is building and will operate a liquefied natural gas (LNG) plant to be located near Transco's main interstate pipeline north of Greensboro, North Carolina. The LNG plant is expected to cost $107 million. It will have a storage capacity of four billion cubic feet and is expected to be in operation prior to the 1999-2000 winter. Transco has two subsidiaries, one of which will act as a partner and one as the operator of Pine Needle. Also, subsidiaries of Piedmont Natural Gas Company (Piedmont), Public Service Company of North Carolina, Inc., (Public Service) and Amerada Hess Company, as well as The Municipal Gas Authority of Georgia are partners in Pine Needle. Piedmont, Public Service and NCNG will be Pine Needles' largest customers. Pine Needle received authorization from the FERC in December 1996 to begin construction of the LNG plant and provide firm storage services to its customers. Construction began in February 1997. In August 1997, Pine Needle obtained bank financing for the facility and all previous advances made to Pine Needle were returned to the participants.

     Also in April 1997, the Company formed another subsidiary, NCNG Cardinal Pipeline Investment Corporation which is involved with subsidiaries of Transco, Piedmont and Public Service in the organization of a limited liability company to acquire an existing pipeline and extend it to provide the capacity needed to deliver gas from the Pine Needle LNG plant and Transco's existing pipeline into NCNG's system at a point near Clayton, North Carolina, on the Wake-Johnston County line. In Fiscal 1997, Cardinal Pipeline Investment contributed approximately $119,000 to participate as the owner of a 5% interest in the new pipeline company, Cardinal Extension Company, LLC (Cardinal Extension).

     The Company has another subsidiary, NCNG Energy Corporation which was originally formed to participate in Pine Needle and Cardinal Extension. The investments in these projects were transferred to Pine Needle Investment and Cardinal Pipeline Investment, respectively, in June 1997. Energy is used for other energy-related investments.

     Cape Fear Energy Corporation's primary activity is natural gas marketing for industrial and municipal customers located on NCNG's system. Cape Fear's earnings increased to $276,000 in Fiscal 1997 from $43,000 in Fiscal 1996 due to substantially increased sales volumes as a result of market conditions which caused customers to transport more gas.

     NCNG Exploration Corporation's interests in all of its exploration and development programs were sold effective June 7, 1994. During Fiscal 1997, Exploration engaged in gas marketing activities primarily to gas resellers and generated net income of $94,000 compared to $381,000 in Fiscal 1996. As of October 1, 1997, all marketing activities in Exploration have ceased and the Company was liquidated. Going forward, the gas marketing activities to gas resellers will be conducted by Energy.

     Through its propane division, the Company also engages in the sale of propane to customers who do not have access to natural gas. Sales of propane decreased 9% to 6.6 million gallons in 1997 because of warmer-than-normal winter weather, and pretax income declined to $849,000 in Fiscal 1997 compared to $1.5 million in Fiscal 1996 due to the warmer-than-normal weather and increased operating costs.

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

     Also as part of the October 27, 1995 Rate Order, the NCUC approved:

    - Continuation of the Weather Normalization Adjustment (WNA) mechanism originally approved in 1991 (See below).
    - Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995. The PSVA, while narrower in scope than the IST, protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an alternative fuel while providing that all actual margins earned on deliveries of gas to such customers shall be flowed through to all other customers.
    - An increase in depreciation rates for certain distribution plant. The increased depreciation rates account for approximately $750,000 of the $4.2 million annual revenue increase.
    - The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties.

     The WNA benefits both the Company and its space-heating customers by reducing large swings in customers' bills and Company revenues due to fluctuations in winter weather. This WNA Rider increases margins to the Company on its temperature-sensitive load during warmer-than-normal winter weather and decreases the margin during colder-than-normal winter weather. In Fiscal 1997, winter weather was 21% warmer than normal and, accordingly, the WNA increased net billings to customers by $2.9 million.

     The NCUC, in a general rulemaking proceeding, revised its Purchased Gas Adjustment (PGA) procedures in April 1992. The revised procedures continue to allow the Company to recover all of its prudently incurred gas costs, but such procedures provide for several significant changes which include: (1) the establishment of a benchmark commodity cost of gas which represents the Company's estimate of the actual commodity cost of gas from all suppliers that it will incur in a future period; (2) the recovery of 100% of prudently incurred fixed costs of pipeline capacity and storage costs, including costs of any new capacity added since the last general rate case; (3) the notice period for requesting PGA rate changes was reduced to 14 days from 30 days; (4) the establishment of a tariff provision which allows the Company to recover margin losses from negotiated rates to non-PSVA large commercial and industrial customers; (5) a true-up of fixed gas costs recovered from the Company's customers; (6) a true-up of the Company's lost, unaccounted for and Company use volumes compared to such volumes included in the last general rate case; and (7) an annual review of the Company's gas costs, including the prudence thereof, by the Public Staff of the NCUC and a hearing before the NCUC. The Company's annual review of its gas costs for the 12 months ended October 31, 1996 was held in April 1997. The NCUC found the Company's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund established for the Company's system under legislation passed by the North Carolina General Assembly in 1991. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In 1997, the Company continued acquiring rights-of-way and performing necessary environmental studies and it is expected that the project will be completed in 1999. (See Note 2 to the Consolidated Financial Statements.) The Company received $455,000 as its first payment in August 1997 from the Expansion Fund on this project.

     In August 1997, the Company filed with the NCUC its annual true-up of lost, unaccounted for and company use volumes for the 12 months ended June 30, 1997. Because such volumes exceeded the base period amounts included in the 1995 general rate case, the Company recouped $71,000 in 1997 from the true-up by charging that amount to the deferred gas cost account for future recovery in rates from customers.

     On December 22, 1995, the NCUC issued an Order in Docket No. G-100, Sub 67 revising the sharing mechanism for Buy/Sell and Interstate Pipeline Capacity Release transactions effective November 1, 1995. This new Order broadened the scope of covered transactions to include all "secondary market transactions" that involve use of the Local Distribution Company's firm transportation or storage capacity rights on pipelines, the capacity costs of which are recovered from utility customers. This Order changed the customer's and the Company's portions of the sharing of net compensation from 90%/10% to 75%/25%, respectively. Total secondary market transactions increased to $3.2 million in 1997 compared to $2.4 million in 1996 due primarily to higher gas prices which provided the Company with increased opportunities involving these types of transactions.

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

Competition -

     With the exception of four municipalities that operate municipal gas distribution systems within the Company's service territory, the Company is the sole distributor of natural gas in its franchised service territory. Natural gas competes with electricity, residual fuel oil, distillate fuel oil, propane and, to a lesser extent, coal. The Company has the lowest residential natural gas rates in North Carolina and is in a favorable competitive position.

     During 1997, approximately 70% of total throughput on the Company's system was to customers having alternative fuel usage capabilities under interruptible rates. However, the Company's PGA and PSVA tariffs allow it to negotiate rates lower than the filed tariff rates and recover the lost margin from core market customers to keep industrial customers from leaving the system when the price of their alternative fuel is lower than the gas tariff rate. The PSVA requires that all margins earned from the eight PSVA customers must be flowed through to all other customers. Although the Company has historically benefited from the favorable spread between the prices of both No. 2 fuel oil and propane compared to natural gas and has remained competitive in most instances with No. 6 fuel oil, the market could be affected by volatility in the price of fuel oil as well as increases in the price of natural gas.


Environmental matters -

     The Company is subject to regulation with regard to environmental matters by various Federal, state and local authorities. During fiscal year 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant (MGP). The Company retained an environmental services consulting firm which has estimated the costs of investigation and remediation of this site to be between $1.4 million and $2.8 million. The Company owns another former MGP site in New Bern, North Carolina, and was the former owner of three other similar sites on which no significant environmental problems have arisen. Management believes that any appreciable costs will be recovered from third parties, including liability insurance carriers, or in natural gas rates. In its October 27, 1995 Rate Order, the NCUC approved the Company's proposal to recover through rates an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties.


Other -

     In February 1993, the NCUC issued its Order establishing an Expansion Fund for the Company to be funded initially by refunds the Company had received from its pipeline suppliers. The investment and use of these funds had been restricted by a previous Order of the NCUC. Pursuant to the February 1993 Order, the Company remitted a total of $3.9 million during the fiscal year ended September 30, 1997, to the NCUC for the Expansion Fund. These amounts, plus amounts remitted through September 30, 1996, represent certain pipeline refunds the Company received, plus accrued interest earned on funds invested by the Company since July 1991, when the North Carolina General Assembly enacted legislation authorizing the NCUC to establish expansion funds for all natural gas utilities franchised in North Carolina. At September 30, 1997, the refunds received plus accrued interest, which had not been remitted to the NCUC, amounted to $4.6 million and are reported on the consolidated balance sheet in restricted cash and temporary cash investments and restricted supplier refunds.

     In August 1997, the Company received its first payment of $455,000 from the Expansion Fund related to the Duplin/Onslow County expansion project (see Note 2 to the Consolidated Financial Statements). At September 30, 1997, $16.2 million was held by the NCUC for current and future NCUC-approved expansion projects of the Company.

     Pursuant to the NCUC Orders, the funds not yet transferred to the Expansion Fund are to remain segregated from the Company's general funds and, pending further order of the NCUC, may be remitted to the NCUC and used for expansion of the Company's facilities into unserved areas of the Company's franchised territory or, if not used for expansion, refunded to the Company's customers. Amounts remitted to the NCUC through September 30, 1997, are not included in the Company's financial statements because they are no longer controlled by the Company.

Employees -

     At September 30, 1997, the Company had 532 full-time employees. Employee relations are good and the Company has not had any material work stoppage due to labor disagreements. The Company has a noncontributory Employee Retirement Plan for substantially all regular employees, provides a group life and extended hospital insurance program, and other employee benefits, including an employee stock purchase plan.

                            EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                       Date
                                                                      Elected
Name and Age*                   Title                                An Officer
-------------          ------------------------------               ------------
Calvin B. Wells        Chairman, President and                        09/11/74
  Age - 61              Chief Executive Officer
Gerald A. Teele        Senior Vice President, Treasurer and           01/08/80
  Age - 53              Chief Financial Officer
James C. Buie          Vice President -  Computer Services            01/13/87
  Age - 50
Terrence D. Davis      Vice President - Operations  and               01/07/91
  Age - 52              Industrial Sales
Stuart B. Dixon        Vice President - Government Relations          01/10/89
  Age - 59
Ronald J. Josephson    Vice President - Financial Services            04/17/96
  Age - 39
John M. Monaghan, Jr.  Vice President - Gas Supply                    01/08/91
  Age - 45              & Transportation
Louis L. Hanemann      Vice President - Human Resource                01/10/89
  Age - 49
E. J. Mercier, Jr.     Vice President - Customer Service              09/07/77
  Age - 59
____________________________
* As of December 1, 1997

     The executive officers of the Company are appointed annually by the Board of Directors immediately following the annual meeting of stockholders. The present term of all executive officers expires on January 13, 1998 the date of the next annual meeting of stockholders.

     All of the executive officers have been employed by the Company in the position indicated or other similar managerial positions for more than five years except for Ronald J. Josephson who was employed on April 17, 1996 as Vice President-Financial Services. Prior to joining the Company, he was an audit manager with Arthur Andersen LLP in Atlanta, Georgia.

     There is no family relationship between any of the executive officers or directors.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Item 2.  Properties
-------------------

     The Company owns approximately 1,047 miles of transmission pipelines of two to 16 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to the Company at various points conveniently located with respect to the Company's distribution area. Columbia delivers gas to one delivery point near the North Carolina-Virginia border. Gas is distributed by the Company through 2,662 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

     During Fiscal 1997, the Company invested approximately $30.5 million in new plant facilities. Approximately 7,200 natural gas and 900 propane residential and small commercial customers were added along with several new industrial customers. The Company has a liquefied natural gas storage plant on its system to provide additional peak day gas supply for future growth in customer demand.

     As discussed elsewhere in this report, Cape Fear Energy Corporation participated in several oil and gas exploration and development programs for several years. The Company's interest in these oil and gas programs is not material to the Company's overall operations.

Item 3.  Legal Procedures
-------------------------

     None, other than those related to issues before the North Carolina Utilities Commission and the North Carolina Department of Environment, Health and Natural Resources discussed above and in Note 9 to the Company's
Consolidated Financial Statements for the year ended September 30, 1997, and other routine litigation incidental to the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of NCNG's security holders during the three months ended September 30, 1997.

                                         PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters
--------------------------------------------------

     Principal market - The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol NCG).

     Approximate number of holders of common stock - The number of holders of record of the Company's common stock as of November 26, 1997: 4,869

     Stock price and dividend information -

     The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1997 and 1996.

QUARTER     Sept. 30   June 30  Mar. 31 Dec. 31 Sept. 30 June 30 Mar. 31 Dec. 31
ENDED         1997      1997     1997    1996    1996     1996    1996    1995
            --------   -------  ------- ------- -------- ------- ------- -------
COMMON STOCK
PRICES -
High . . .  $35.0000  $33.375  $33.25  $31.375  $31.875  $28.750  $27.25 $25.75
Low .  .     31.3125   29.500   28.75   28.000   27.250   24.875   25.00  22.00

Cash
dividends
per share . $    .35  $   .35  $  .35  $  .325  $ .325   $  .325  $ .325 $ .305

     A quarterly dividend of $.35 per share was declared by the Board of Directors payable on December 15, 1997 to holders of record on December 1, 1997. Cash dividends have been paid on common shares every year since 1969 and the annual dividend rate has been increased each year since 1979. Under terms of the Company's debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions. At September 30, 1997, approximately $23.3 million of the Company's retained earnings is unrestricted.

Item 6.  Selected Financial Data
---------------------------------

                             Years Ended September 30,
--------------------------------------------------------------------------------
                            1997      1996      1995       1994         1993
                            ----      ----      ----       ----         ----
                                 (Amounts in Thousands Except Per Share Data)

Operating Revenues        $181,703   $196,638   $145,672   $160,337   $173,145
Gross Margin                73,206     68,410     57,917     55,097     54,045
Net income                  17,594     15,173     11,809     11,150     10,977
Earnings per share            2.66       2.32       1.84       1.76       1.84
Cash dividends declared
  per share                  1.375       1.28      1.205       1.14       1.06
Total assets               253,251    232,779    214,880    205,631    194,178
Net utility plant          203,560    184,434    178,796    164,843    152,543
Capital expenditures        30,500     15,831     22,581     20,756     15,469
Long-term debt              61,000     63,000     62,000     37,000     39,000
Common equity              113,223    101,958     92,778     86,399     80,944
Book value per share        $16.98     $15.51     $14.32     $13.57     $12.85
Average number of
  common shares              6,621      6,526      6,410      6,331      5,981
Rate of return on average
  common equity             16.35%     15.58%     13.18%     13.33%     15.87%

Item 7.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations
------------------------------------------------

General
-------

     North Carolina Natural Gas Corporation (NCNG or the Company) is engaged primarily in the business of transporting and distributing natural gas at regulated retail rates to customers in 86 cities, towns and communities, as well as at regulated wholesale rates to four municipal gas distribution systems, in southcentral and eastern North Carolina. For the fiscal year ended September 30, 1997, NCNG had a peak number of approximately 157,000 total natural gas customers. The Company also has a propane division with approximately 10,200 customers. NCNG continues to expand its transmission and distribution systems to keep pace with the economic development in residential, commercial and industrial growth in its service area. The Company's financial position and results of operations are substantially dependent upon its receiving adequate and timely increases in rates, which are regulated by the North Carolina Utilities Commission (NCUC).

Results of Operations
---------------------
Earnings -

     NCNG earned $17.6 million or $2.66 per share in 1997, compared to $15.2 million or $2.32 per share in 1996 and $11.8 million or $1.84 per share in 1995. Included in the current year earnings is a nonrecurring after-tax credit of $0.17 per share related to settlement of a long-standing regulatory matter (see Note 2 to the Consolidated Financial Statements). Excluding the nonrecurring credit of $0.17 per share, the 7.3% increase in earnings in 1997 compared to 1996 was primarily due to: (1) higher industrial throughput volumes driven by customer growth and warmer-than-normal weather which resulted in fewer curtailments of industrial customers while the weather normalization adjustment
(WNA) stabilized the Company's margins from space-heating customers; (2) an increase in the residential and commercial customer base of approximately 5% which resulted in increased facilities charges as well as increased sales volumes in the summer months; and (3) lower utility interest charges.

     While the weather for Fiscal 1997 was 21% warmer than normal and 26% warmer than 1996, total dekatherms (dt) delivered increased nearly 4.5% to 55.5 million dt compared to 53.1 million dt in 1996.

     The increase in earnings in 1996 compared to 1995 was due to increased deliveries of natural gas, a general rate increase effective November 1, 1995, higher residential, commercial and municipal throughput volumes due to colder-than-normal weather, strong customer growth in the core market residential and commercial sectors, and higher earnings realized by the Company's propane division and subsidiary gas marketing activities.


Throughput and Margin -

     The Company's total throughput volumes in 1997 increased by 2.4 million dt to 55.5 million dt. Industrial volumes increased by 4.3 million dt while wholesale, residential, and commercial volumes decreased 509,000; 952,000 and 412,000 dts, respectively. The overall increase in volumes sold or transported was primarily the result of increased throughput to interruptible industrial customers resulting from the addition of new customers, increased production levels, and fewer interruptions of service during the winter period due to the warmer-than-normal weather.

     NCNG continued adding natural gas customers at an above-average growth rate in 1997. The addition of about 7,200 customers in 1997 represents a growth rate of 5%, compared to the national average of less than 2% for all natural gas distribution utilities. Even though warmer-than-normal weather in the winter decreased sales of gas to residential and commercial customers, the Company did not realize a proportional decrease in margins from such customers because of the operation of the WNA mechanism which stabilizes the Company's margin from space-heating customers based on normal weather. The WNA provided a margin of $2.9 million in 1997 compared to a reduction in margin of $1.5 million in 1996 when the weather was colder than normal.

     The following chart compares margins in fiscal years 1997 and 1996 by customer class:

                                                 Margin
                       --------------------------------------------------------
                                                           Increase (Decrease)
                                                           --------------------
   Customer Class                1997           1996         Amount         %
   --------------                ----           ----         ------        ---
                                               (In Thousands)
Residential                    $24,723         $24,229     $   494         2.0%
Commercial and
 Small Industrial               15,000          13,771       1,229         8.9
Industrial & Electric
 Power Generation               26,029          22,824       3,205        14.0
Municipal (Wholesale)            7,454           7,586        (132)       (1.8)
                                ------          ------       -----        ----
 TOTAL                         $73,206         $68,410      $4,796         7.0%
                                ======          ======       =====        ====

     The residential, commercial and small industrial margins increased as compared to last year. The increase in customers as well as the WNA as explained above, contributed to the margin growth. Industrial and electric power generation margins increased due to (1) customer growth, (2) higher throughput volumes because of the addition of new customers, higher production levels and less curtailment of interruptible customers, and (3) hot summer weather which led to increased deliveries of gas to electric generators. Municipal margins decreased due to warmer-than-normal weather and the loss of one large industrial customer served by one of the cities.

     The Company's total margin growth in 1996 was $10.5 million, and NCNG's total throughput in 1996 increased 1.0 million dt, or 2.0% to 53.1 million dt. These increases were caused primarily by (1) customer growth of over 5%, and (2) weather in 1996 that was 5% colder than normal and 24% colder than 1995.


Revenues and Cost of Gas -

     In the natural gas distribution industry in recent years, gross margin, rather than revenues, has become a more valid indicator of the results of operations. Two factors account for this change: (1) the steadily increasing incidence of customers acquiring their own gas supplies and utilizing the utility for transportation only, and (2) the increased volatility in the commodity price of natural gas. This volatility in the commodity cost of gas, which trended upward in 1997, caused NCNG's transportation service volumes to increase by 14.0 million dt to 26.9 million dt in 1997 compared to 12.9 million dt in 1996 and 17.3 million dt in 1995. Conversely, the Company's sales service volumes decreased 11.7 million dt to 28.5 million dt in 1997 compared to 40.2 million dt in 1996 and 34.7 million dt in 1995. In general, the margin earned on gas transported is equal to the margin earned on gas sold; however, transportation, which replaces sales, results in lower revenues because transportation rates exclude the commodity cost of gas which is paid by the customer directly to its gas supplier. The Company still delivers the gas and earns transportation revenue equivalent to the margin contained in a comparable sales rate.

     In 1997, the Company's operating revenues and cost of gas decreased $15.0 million and $19.7 million, respectively, primarily due to transportation customers purchasing their own gas as discussed above. Partially offsetting the volume-related decrease in the cost of gas were average increases of 14.7% in the commodity prices of gas in 1997 over 1996.

     Operating revenues increased $51.0 million in 1996 over 1995 because of increased gas costs to sales customers, the switch by industrial customers from transportation to sales services, a general rate increase effective November 1, 1995 and customer growth. Gas costs increased $40.5 million in 1996 due to a significant increase in the average commodity cost of gas of 49.5% in 1996 compared to 1995 and a sales volume increase of 5.5 million dt over 1995.

Operating Expenses and Taxes -

     NCNG's total operating expenses and taxes increased to $53.3 million in 1997, compared to $49.7 million in 1996 and $42.7 million in 1995. As a percentage of margin, the 1997 amount was 72.9%, up slightly from 72.6% in 1996, and down from 73.7% in 1995. Operations and maintenance expenses increased to $25.5 million in 1997, compared to $23.1 million in 1996 and $21.1 million in 1995. This increase was primarily due to increased customer collections expense, including an increase in the write-offs for uncollectable accounts, higher distribution maintenance and transmission operations expenses, including the increased cost of gas used in Company compressor stations, higher wages and higher costs associated with customer service and sales promotion efforts for the rapidly growing customer base.

     The Company's depreciation rates must be approved by the NCUC. In connection with the Company's general rate case effective November 1, 1995, the composite depreciation rate was increased to 3.5% for 1997 and 1996 from 3.2% in 1995. Accordingly, the increase in depreciation expense for 1996 relates to the increases in both the depreciation rate and the gross plant investment. In 1997, depreciation expense increased in line with the increase in depreciable plant related to customer growth and system strengthening.

     The most significant component of general taxes is gross receipts taxes related to operating revenues. Accordingly, the decrease in general taxes in 1997 is in line with the lower operating revenues. General taxes also include payroll and property taxes which have increased in each of the three years ended September 30, 1997, due to the Company's higher compensation expenses and its additional investment in plant in service.

     Income tax expense increased in 1997 and is in line with the increase in pretax income. The effective income tax rate of 37.3% for 1997 is not significantly different from 1996 and 1995, with the equity component of allowance for funds used during construction (AFUDC) the largest variable influencing the effective tax rate.

     Other Income, Net, which consists of income from nonutility operations such as propane sales, merchandise sales and jobbing, increased to $1.7 million for 1997 compared to $1.0 million in 1996. This increase is due to a $1.1 million nonrecurring credit as a result of the settlement of the long-standing regulatory matter, offset by decreased net income from propane operations due to warmer-than-normal weather and lower merchandise and jobbing sales. Other Income, Net, increased to $1.0 million in 1996 from $886,000 in 1995 due primarily to higher propane sales related to a colder-than-normal winter in 1996.

     AFUDC increased to $1.1 million in 1997 from $302,000 in 1996 due to an increase of approximately 100% in construction spending in 1997 compared to 1996. AFUDC decreased to $302,000 in 1996 from $799,000 in 1995 due to a 62%
decrease in construction spending compared to 1995.


Liquidity and Capital Resources
-------------------------------

     The Company has bank lines of credit totaling $36.0 million, including $24.0 million on a committed basis. At September 30, 1997, $15.0 million was outstanding at interest rates of about 5.87%, compared to notes payable outstanding of $3.0 million with interest rates ranging from 5.64% to 5.69% at September 30, 1996. The increase of $12.0 million was due to increased capital expenditures in 1997.

     The Company's capital requirements reflect the capital-intensive nature of its business and are attributable principally to its construction program, retirement of long-term debt and working capital requirements such as receivables and gas in storage. The Company relies on short-term bank loans and cash flows from operations to finance construction expenditures, and it replaces the bank loans with permanent financing when total borrowings approach the maximum level available under the lines of credit or when conditions are favorable for obtaining long-term capital.

     Construction expenditures of $30 million in 1997 were higher than 1996 by $14.7 million. This was due primarily to preliminary work done on the Duplin/Onslow County Expansion project ("the Expansion Project"), significant additional system-strengthening projects and an additional compressor at the Battleboro Compressor Station. This spending was partially offset by the receipt of $455,000 from NCNG's Expansion Fund, which is administered by the NCUC. The Company has budgeted Fiscal 1998 construction expenditures of $60.7 million, including $20.3 million for the Expansion Project, approximately $16.3 million for system strengthening, compressors and related projects, and $10.4 million for new customer growth. The estimated cost of the Expansion Project has increased to $24.2 million from the original estimate of $18.8 million. This increase is due to continued delays and changes related to environmental issues on the on-base portion of the project. The Company will request approval to use an additional $4.3 million from the Expansion Fund to cover the incremental increase in costs of the project. Should the NCUC deny additional funding for the Expansion Project from the Expansion Fund, the Company has no obligation to complete the project.

     The Company's ratio of long-term debt to total capitalization was 35.7% at September 30, 1997, down from 38.9% at September 30, 1996, due to a long-term debt sinking fund payment of $2.0 million and an increase in stockholders' investment of $11.3 million. Management believes that the generation of net cash from operating activities together with its bank lines of credit and other sources will be sufficient to provide for its construction program through Fiscal 1998. Next summer the Company expects to issue additional long-term debt for the first time since November 1995. In 1998, the Company expects to raise approximately $3.0 million of additional equity from its Dividend Reinvestment Plan, its Employee Stock Purchase Plan and its Key Employee Stock Option Plan. Common equity realized from such sources totaled $2.8 million in 1997 and $2.4 million in 1996.

     Subsequent to year end, the Company's Board of Directors adopted a Shareholders Rights Plan which is designed to prevent coercive or unfair takeover tactics or unsolicited attempts to acquire control of the Company in a transaction that the Board believes is not in the best interest of the Company's shareholders.

     The Shareholder Rights Plan was not adopted as a response to any effort to acquire the Company or voting control of the Company, and the Board is not aware of any such effort.


Environmental Issues
--------------------

     The Company continues to work with Federal and State environmental agencies to assess the environmental impact and explore corrective action at one manufactured gas plant site in Kinston, North Carolina (see Note 9 to the Consolidated Financial Statements). The Company also owns another former MGP site in New Bern, North Carolina, and was a previous owner of three small former MGP sites. No significant problems have arisen to date. The Company believes that any appreciable costs not previously provided for will be recovered from third parties, including liability insurance carriers, or in natural gas rates as approved by the Commission in the October 1995 Rate Order.

Regulatory Accounting

     NCNG is subject to the provisions of Financial  Accounting  Standards Board
(FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to the Company representing certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

     In the event that all or a portion of the Company's operations are no longer subject to the provisions of Statement No. 71, NCNG would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to the other assets, including plant, and write down the assets, if impaired, to their fair value. To date, no such write-downs or write-offs have been made, nor are any expected to be made in the future.


Competition and Growth

     The natural gas industry continues to evolve into a more competitive environment. The Company has competed successfully with other forms of energy such as electricity, oil and propane. The principle considerations have been price and accessibility. The Company has also competed successfully through its marketing subsidiary with other natural gas marketers in its unbundled sales to industrial and other large volume customers. Further unbundling of services to commercial and residential customers could increase competition for commodity sales services, but not for the distribution of natural gas. The Company does not expect the NCUC to require further unbundling in the near future. NCNG has a balanced gas supply portfolio which provides security of supply at the lowest reasonable cost as the NCUC has found in all of the Company's annual prudency reviews, the most recent of which was completed in April 1997.

     In response to the growth of the natural gas business in North Carolina, NCNG established a new subsidiary, NCNG Energy Corporation (Energy), in August 1995 to participate in two partnerships with subsidiaries of Transco, Piedmont Natural Gas Company (Piedmont) and Public Service Company of North Carolina, Inc. (Public Service) regarding gas supply and pipeline projects affecting the entire state. In April 1997, Energy transferred its ownership in these two projects to two new subsidiaries, NCNG Pine Needle Investment Corporation (Pine Needle Investment) and NCNG Cardinal Pipeline Corporation (Cardinal Pipeline Investment). Pine Needle Investment is a 5% equity owner in Pine Needle LNG Company, LLC, which owns the site and is building and plans to operate a 4 Bcf liquefied natural gas plant (LNG) at a site near Transco's main line. This plant is scheduled to be in service by the 1999-2000 winter heating season. NCNG has committed to take 10% or 400,000 dts of the LNG capacity in order to support continuing growth in its customer base expected over the next five years. Additionally, Cardinal Pipeline Investment and its partners, have organized another company, called Cardinal Expansion Company, LLC (Cardinal), which will take over an existing intrastate pipeline now owned by Piedmont and Public Service. The pipeline will be extended from Burlington, North Carolina, to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina. The expanded pipeline would enable NCNG to take substantial additional volumes of natural gas year round into the middle of its system. Cardinal Pipeline Investment has a 5% equity interest in Cardinal.

Expansion Projects
------------------

     The Company has received NCUC approval for one expansion project in Duplin/Onslow Counties with the Marine Base-Camp Lejeune the largest customer to be served from this project (see Note 2 to the Consolidated Financial Statements). The Company is considering another expansion project in Bertie and

Martin Counties and plans to seek NCUC approval in Fiscal 1998 to use expansion funds to finance a portion of that project.

Year 2000
---------

     The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG has chosen to replace all critical systems with new software which is Year 2000 compliant. Existing non-Year 2000 compliant systems have been and will continue to be replaced as the new software systems are installed. All work will be completed in mid-Fiscal 1999.

Forward-Looking Statements
--------------------------

     Statements made herein and elsewhere in this annual report which are not historical in fact are forward-looking statements. In connection with the 'Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

Item 8.  Financial Statements and Supplementary Data


Consolidated Balance Sheets
as of September 30,                        1997                  1996
                                         -------                ------
Assets

GAS UTILITY PLANT:
 In service                             $303,651,930          $277,212,557
 Less - Accumulated depreciation
   and amortization                      104,267,584            95,577,971
                                         -----------           -----------
                                         199,384,346           181,634,586
 Construction work in progress             4,175,774             2,799,702
                                         -----------           -----------
                                         203,560,120           184,434,288
                                         -----------           -----------
INVESTMENTS:
 Nonutility property, less
  accumulated depreciation (1997,
  $2,504,391; 1996, $2,357,794)            4,239,933             3,588,646
 Investment in joint ventures, net of
  accumulated depletion and amortization
  (1997, $3,060,259; 1996, $3,057,671)       301,446               743,872
                                         -----------           -----------
                                           4,541,379             4,332,518
                                         -----------           -----------

CURRENT ASSETS:
 Cash and temporary cash investments         961,986             1,116,794
 Restricted cash and temporary
  cash investments                         4,605,684             5,690,906
 Accounts receivable, less allowance
  for doubtful accounts (1997, $563,730;
  1996, $747,455)                         17,359,576            17,301,776
 Recoverable purchased gas costs           1,019,619             3,236,612
 Inventories, at average cost --
  Gas in storage                           8,798,765             9,982,528
  Materials and supplies                   3,386,003             2,724,821
  Merchandise                              1,351,026             1,308,728
 Prepaid income taxes                      4,520,909                     -
 Deferred gas cost - unbilled volumes        646,909               323,621
 Prepaid expenses and other                  339,309               195,476
                                         -----------           -----------
                                          42,989,786            41,881,262
                                         -----------           -----------
DEFERRED CHARGES AND OTHER:
 Debt discount and expense, being
  amortized over lives of related debt       393,201               429,448
 Prepaid pension cost                      1,389,434             1,440,762
 Other                                       377,259               260,275
                                         -----------           -----------
                                           2,159,894             2,130,485
                                         -----------           -----------
                                        $253,251,179          $232,778,553
                                         ===========           ===========

(The accompanying notes are an integral part of these financial statements.)

Consolidated Balance Sheets
As of September 30,

Stockholders' Investment
 and Liabilities                            1997                 1996
                                          -------               ------

CAPITALIZATION (see accompanying
 statements):
 Stockholders' investment              $113,222,601          $101,958,192
 Long-term debt                          61,000,000            63,000,000
                                        -----------           -----------
                                        174,222,601           164,958,192
                                        -----------           -----------
CURRENT LIABILITIES:
 Current maturities of long-term debt     2,000,000             2,000,000
 Notes payable                           15,000,000             3,000,000
 Accounts payable                        16,922,853            16,338,770
 Customer deposits                        2,080,807             1,964,492
 Restricted supplier refunds              4,605,684             5,690,906
 Accrued interest                         2,293,588             2,333,881
 Accrued income and other taxes           1,839,921             4,280,610
 Other                                    2,599,515             2,265,360
                                        -----------           -----------
                                         47,342,368            37,874,019
                                        -----------           -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

OTHER CREDITS:
 Deferred income taxes                    22,752,964            21,015,394
 Regulatory liability related to
  income taxes, net                        2,232,201             2,923,772
 Unamortized investment tax credits        2,523,828             2,720,027
 Postretirement and postemployment
  benefit liability                        2,978,469             2,262,148
 Other                                     1,198,748             1,025,001
                                         -----------           -----------
                                          31,686,210            29,946,342
                                         -----------           -----------
                                        $253,251,179          $232,778,553
                                         ===========           ===========
(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Income
For the Years Ended September 30,

                              1997                 1996               1995
                             ------               ------             ------
OPERATING REVENUES         $181,702,739        $196,637,646        $145,672,779
COST OF GAS                 108,496,926         128,228,053          87,755,318
                            -----------         -----------         -----------
GROSS MARGIN                 73,205,813          68,409,593          57,917,461
                            -----------         -----------         -----------

OPERATING EXPENSES AND TAXES:
 Operations                  21,631,080          19,831,398          18,256,361
 Maintenance                  3,823,394           3,256,690           2,814,200
 Depreciation                10,074,442           9,447,598           8,048,658
 General taxes                8,461,731           8,882,369           7,095,874
 Income taxes --
  Federal                     7,422,200           6,531,200           5,115,500
  State                       1,906,800           1,714,800           1,351,500
                            -----------         -----------         -----------
TOTAL OPERATING EXPENSES
  AND TAXES                  53,319,647          49,664,055          42,682,093
                            -----------         -----------         -----------
OPERATING INCOME             19,886,166          18,745,538          15,235,368
OTHER INCOME, NET             1,736,242           1,003,662             886,212
INCOME FROM SUBSIDIARIES        373,848             423,990             136,503
                            -----------         -----------         -----------
GROSS INCOME                 21,996,256          20,173,190          16,258,083
                            -----------         -----------         -----------
UTILITY INTEREST CHARGES:
 Interest on long-term debt   5,278,750           5,215,417           3,476,458
 Other interest                 174,437              51,562           1,744,649
 Amortization of debt
  discount and expense           36,247              35,439              26,691
 Allowance for funds used
  during construction        (1,086,892)           (302,449)           (798,942)
                            -----------         -----------         -----------
TOTAL UTILITY
 INTEREST CHARGES             4,402,542           4,999,969           4,448,856
                            -----------         -----------         -----------
NET INCOME                 $ 17,593,714        $ 15,173,221        $ 11,809,227
                            ===========         ===========         ===========

AVERAGE COMMON
 SHARES OUTSTANDING           6,621,292           6,526,149           6,410,376


EARNINGS PER SHARE                $2.66               $2.32               $1.84
                            ===========         ===========         ===========


(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Cash Flows
For the Years Ended September 30,
                                       1997            1996         1995
                                      ------          ------       ------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income                         $17,593,714    $15,173,221   $11,809,227
 Adjustments to reconcile net
  income to net cash provided by
  operating activities -
   Depreciation charged to:
    Operating expenses               10,074,442      9,447,598     8,048,658
    Other income                        192,563        181,977       396,934
   Amortization of deferred charges      38,399         37,604        43,045
   Deferred income taxes              1,693,692        431,782     1,682,249
   Investment tax credits              (196,199)      (199,801)     (201,864)
   Other                                 76,074         21,602       995,184
  Changes in other current assets
   and liabilities:
   Accounts receivable, net             (57,800)    (4,350,271)   (1,156,109)
   Gas in storage                     1,183,763     (2,775,351)      884,033
   Materials, supplies
    and merchandise                  (1,095,315)      (350,572)      370,278
   Prepaid Income Taxes              (4,520,909)             -            -
   Accounts payable                     584,056      3,948,669     2,714,657
   Refunds payable and
    recoverable purchased gas costs   1,131,771     (5,977,008)    5,695,168
   Accrued income and other taxes    (2,440,689)     2,409,967       186,047
   Other                              1,520,785       (120,079)     (939,630)
                                     ----------     ----------    ----------
    Net cash provided by
      operating activities           25,778,347     17,879,338    30,527,877
                                     ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                 (30,499,559)   (15,831,057)  (22,580,779)
 Proceeds from Expansion Fund           455,435              -             -
 Proceeds from sale of property               -         60,283             -
 Other, net                             440,274       (458,782)      (36,419)
                                     ----------     ----------    ----------
   Net cash used in investing
     activities                     (29,603,850)   (16,229,556)  (22,617,198)
                                     ----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable, net    12,000,000      3,000,000     1,000,000
 Issuance of long-term debt, net
  of issuance costs                           -     29,820,898             -
 Retirement of long-term debt        (2,000,000)    (2,000,000)   (2,000,000)
 Retirement of short-term
  obligations to be refinanced                -    (27,000,000)            -
 Cash dividends paid                 (9,103,921)    (8,353,594)   (7,721,226)
 Issuance of common stock
  through dividend reinvestment
  plan, employee stock purchase plan
  and key employee stock option plan  2,774,616     2,360,653      2,291,170
                                     ----------    ----------     ----------
   Net cash provided by (used in)
    financing activities              3,670,695    (2,172,043)    (6,430,056)
                                     ----------    ----------     ----------
  Net increase (decrease) in cash
   and temporary cash investments      (154,808)     (522,261)     1,480,623
  Cash and temporary cash
   investments, beginning of year     1,116,794     1,639,055        158,432
                                     ----------    ----------     ----------
  Cash and temporary cash
   investments, end of year            $961,986    $1,116,794     $1,639,055
                                     ==========    ==========     ==========
  Cash paid for:
   Interest (net of amounts
    capitalized)                     $5,377,140    $4,720,931     $5,063,788
   Income taxes (net of refunds)     16,136,494     7,225,821      5,328,827


(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Capitalization
as of September 30,                               1997               1996
                                                 ------             ------

STOCKHOLDERS' INVESTMENT:
 Common stock, par value $2.50;
  12,000,000 shares authorized;
  shares outstanding: 1997-6,667,499
  1996-6,572,823                                $16,668,748        $16,432,058
 Capital in excess of par value                  32,172,471         29,634,545
 Retained earnings                               64,381,382         55,891,589
                                                -----------        -----------
 Total stockholders' investment                 113,222,601        101,958,192
                                                -----------        -----------
LONG-TERM DEBT:
 Debentures, 8.75% Series B,
  due June 15, 2001                               8,000,000         10,000,000
 Debentures, 9.21% Series C,
  due November 15, 2011                          25,000,000         25,000,000
 Senior Notes, 7.15%,
  due November 15, 2015                          30,000,000         30,000,000
                                                -----------        -----------
                                                 63,000,000         65,000,000
 Less - Current maturities                       (2,000,000)        (2,000,000)
                                                -----------        -----------
 Total long-term debt                            61,000,000         63,000,000
                                                -----------        -----------
TOTAL CAPITALIZATION                           $174,222,601       $164,958,192
                                                ===========        ===========
CAPITALIZATION RATIOS:
 Stockholders' investment                             64.3%              61.1%
 Long-term debt (including current maturities)        35.7%              38.9%
                                                -----------        -----------
                                                     100.0%             100.0%
                                                ===========        ===========



(The accompanying notes are an integral part of these financial statements.)

Consolidated Statements of Retained Earnings
For the Years Ended September 30,
                                   1997              1996               1995
                                  ------            ------             ------

BALANCE AT BEGINNING OF YEAR   $55,891,589       $49,071,962        $44,983,961

Net income                      17,593,714        15,173,221         11,809,227
Cash dividends on common
 stock (per share -
 $1.375 in 1997; $1.28 in 1996;
 $1.205 in 1995)                (9,103,921)       (8,353,594)        (7,721,226)
                                ----------        ----------         ----------
BALANCE AT END OF YEAR         $64,381,382       $55,891,589        $49,071,962
                                ==========        ==========         ==========














(The accompanying notes are an integral part of these financial statements.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies and Principles of Consolidation:

Basis of Presentation -
-----------------------

     North Carolina Natural Gas Corporation (NCNG or the Company) is in the business of providing natural gas, propane gas and related services to 167,000 customers in southcentral and eastern North Carolina. The Company's primary business is the sale and/or transportation of natural gas to over 98,000 residential customers, almost 13,100 commercial and agricultural customers, 444 industrial and electric utility customers located in 86 towns and cities and four municipal gas distribution systems which serve nearly 45,400 end users. For the year ended September 30, 1997, approximately 63% of the natural gas volumes are delivered to industrial and electric utility customers but no individual customer accounts for more than 8% of the Company's delivered gas volumes, revenues or margins. Industrial customers are geographically dispersed throughout the Company's service area, and they are classified into many different industries including the manufacture of brick and ceramics, chemicals, glass, nuclear fuels, textiles, paper and paperboard, plywood and other wood products and the processing of aluminum and other metals, tobacco, rubber, dairy and food products.

     The Company's natural gas business is regulated by the North Carolina Utilities Commission (NCUC). Its nonutility division provides propane gas and related services to approximately 10,200 customers and sells and services gas appliances.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NCNG Exploration Corporation, Cape Fear Energy Corporation, NCNG Energy Corporation, NCNG Pine Needle Investment Corporation, and NCNG Cardinal Pipeline Investment Corporation (see
Note 4). All significant intercompany transactions have been eliminated in consolidation.

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

Depreciation -
--------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Depreciation was approximately 3.5% of the cost of total depreciable property in 1997 and 1996; and 3.2% in 1995.

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

Recognition of Revenue -
------------------------

     The Company follows the practice of rendering customer bills on a cycle basis throughout each month and recording revenue at the time of billing. The Company defers the cost of gas delivered but unbilled due to cycle billing and recognizes the revenue and related cost of gas in the period in which it is billed.

Temporary Cash Investments -
----------------------------

     Temporary cash investments are securities with original maturities of 90 days or less. For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents.

Restricted Cash and Temporary Cash Investments and
Restricted Supplier Refunds -
--------------------------------------------------

     In February 1993, the NCUC issued its Order establishing an Expansion Fund for the Company to be funded initially by refunds the Company had received from its pipeline suppliers. The investment and use of these funds had been restricted by a previous Order of the NCUC. Pursuant to the February 1993 Order, the Company remitted a total of $3.9 million during the fiscal year ended September 30, 1997 to the NCUC for the Expansion Fund. These amounts, plus amounts remitted through September 30, 1996, represent certain pipeline refunds the Company received, plus accrued interest earned on funds invested by the Company, since July 1991 when the North Carolina General Assembly enacted legislation authorizing the NCUC to establish expansion funds for all natural gas utilities franchised in North Carolina. At September 30, 1997, the refunds received plus accrued interest, which had not been remitted to the NCUC, amounted to $4.6 million and are reported on the accompanying consolidated balance sheet in restricted cash and temporary cash investments and restricted supplier refunds. In August 1997, the Company received its first payment of $455,000 from the Expansion Fund related to the Duplin/Onslow County expansion (see Note 2). At September 30, 1997, $16.2 million was held by the NCUC for current and future NCUC approved expansion projects of the Company.

     Pursuant to the NCUC Orders, the funds not yet transferred to the Expansion Fund are to remain segregated from the Company's general funds and, pending further order of the NCUC, may be remitted to the NCUC and used for expansion of the Company's facilities into unserved areas of the Company's franchised territory or, if not used for expansion, refunded to the Company's customers. Amounts remitted to the NCUC through September 30, 1997 are not included in the Company's financial statements because they are no longer controlled by the Company.

Reclassifications -
-------------------

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with current year presentation.

Fair Value of Financial Instruments -
-------------------------------------

     The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including current maturities) at September 30, 1997 is approximately $67.0 million as compared to a carrying value of $63.0 million and at September 30, 1996, the estimated fair value was approximately $66.7 million as compared to a carrying value of $65.0 million.

     Restricted temporary cash investments are invested primarily in certificates of deposit and United States Treasury bills. The carrying value of these investments and all other financial instruments as reflected in the accompanying consolidated balance sheets approximates fair market value.

Impairment of Long-Lived Assets
-------------------------------

     On October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the standard requires rate-regulated companies to write off regulatory assets to earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." When circumstances indicate that the carrying amount of an asset may be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 121. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

Accounting for Stock Based Compensation
---------------------------------------

     On October 1, 1996, the Company adopted the disclosure option of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies which do not choose to account for stock-based compensation as prescribed by the statement, to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted (see Note 8).

New Accounting Pronouncements
-----------------------------

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." These statements are required to be adopted in the Company's fiscal quarter ended December 31, 1997. SFAS No. 128 will require the Company to change the method currently used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. SFAS No. 129 requires companies to expand capital structure disclosures for any securities other than ordinary common stock. The impact of adoption of SFAS No. 128 on primary and fully-diluted earnings per share is not expected to be material.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 introduces a new model for segment reporting based on the way senior management organizes segments within a company for making operating decisions and assessing performance. The Company will adopt these standards on October 1, 1998 and does not expect the adoption will have a material impact on the Company's financial statements.

2. Regulatory and Gas Supply Matters:

     On October 27, 1995, the NCUC issued its Order granting a general rate increase amounting to approximately $4.2 million in annual revenues effective November 1, 1995. The NCUC's Order approved, in all material respects, the Stipulation of Settlement reached among the Company, the Public Staff of the NCUC, the Carolina Utility Customers Association, Inc. and other intervenors in the rate case. The Order provided for a rate of return on net investment of 10.09% but, pursuant to the Stipulation of Settlement, did not state separately the rate of return on common equity or the capital structure used to calculate revenue requirements. The Order provided for significant rate design changes by increasing residential and commercial rates while reducing industrial sales and transportation rates to recognize, among other things, the differences in costs of serving the various customer classes. The Order also established several new rate schedules, including an economic development rate to assist in attracting new industry to the Company's service area and a rate to provide standby, on-peak gas supply service to industrial and other customers whose gas service would otherwise be interrupted.

     As part of the October 27, 1995 Rate Order, the NCUC approved continued use of the Weather Normalization Adjustment (WNA) for the space-heating market, originally approved in the December 6, 1991 Rate Order. The WNA stabilizes the Company's winter revenues and customers' bills by adjusting rates when weather deviates from normal. The nongas component of rates for space heating customers is adjusted upward when weather is warmer than normal and downward when weather is colder than normal. In Fiscal 1997, winter weather was 21% warmer than normal and, accordingly, the WNA increased net billings to customers by $2.9 million.

     Also, as a part of the October 27, 1995 Rate Order, the NCUC approved establishment of the Price Sensitive Volume Adjustment (PSVA). The PSVA protects the Company against loss of load from eight large fuel-switchable customers using heavy fuel oil as an alternative fuel, while providing that all actual margins earned on deliveries of gas to such customers should be flowed through to all other customers. The actual margin earned on gas delivered to PSVA customers and flowed through to all other customers was $1.1 million for Fiscal 1997.

     Finally, the NCUC approved the accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site in Kinston, North Carolina (see Note 9). The NCUC found that NCNG acted in a reasonable and prudent manner, and accordingly, approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties.

     On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distributions of costs and revenue benefits from the Company's exploration and drilling programs. On February 7, 1997, the NCUC issued its Order granting a pretax recovery of approximately $1.9 million. The NCUC's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Order, no asset or gain was recorded in the Company's financial statements. As a result of the Order, the Company realized a gain of $.17 per share in Fiscal 1997. The gain has been recorded in other income in the accompanying statements of income.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive through Duplin County and on to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In Fiscal 1997, the Company continued to acquire rights-of-way and perform necessary environmental studies and it is expected that the project will be completed in Fiscal 1999. Due to delays caused by the environmental studies, the estimated cost to complete the project has increased $5.4 million to $24.2 million. The Expansion Fund is to provide $12.4 million based on the original economic feasibility analysis provided to, and approved by, the NCUC. The Company intends to apply to the NCUC in early Fiscal 1998 to request an additional $4.3 million from the Expansion Fund to cover the increased costs. Should the NCUC not approve the additional amounts to cover the incremental costs incurred, the Company is not obligated to continue the project.

     The NCUC's annual review of the Company's gas costs was held in April 1997 for the 12 months ended October 31, 1996. The NCUC found NCNG's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews.

     Both of the Company's interstate pipeline suppliers, Transcontinental Gas Pipe Line Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia), have ongoing rate and certificate matters under jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company does not expect that any regulatory decisions or court orders will have a material impact on its financial position or results of operations because all prudently incurred gas costs, including interstate pipeline capacity and storage service costs, are eligible for immediate recovery from the Company's customers, and refunds from interstate pipelines must be transferred to the Expansion Fund or refunded directly to the Company's customers.

3. Income Taxes:

     The components of income tax expense are as follows (in thousands):

                                 For the years ended September 30,
                        ------------------------------------------------------
                            1997                1996                  1995
                        -----------------   ----------------   ---------------
                        Federal     State   Federal    State   Federal   State
                        -----------------   ----------------   ---------------
Income taxes charged
 to operations -                                (In Thousands)
 Payable currently---    $6,833    $1,658    $6,741   $1,656   $4,025   $  972
 Deferred to
  subsequent years---       783       249       (12)      59    1,289      380
 Amortization of
  investment tax credits-  (194)        -      (198)       -     (198)       -
                          -----     -----     -----    -----    -----    -----
                         $7,422    $1,907    $6,531   $1,715   $5,116   $1,352
                          =====     =====     =====    =====    =====    =====
Income taxes charged
 to other income         $1,125    $  267    $  803   $  194   $  552   $  134
                          =====     =====     =====    =====    =====    =====


     The effective income tax rate, computed by dividing total income tax expense by the sum of such income tax expense and net income, was 37.9% in 1997 and 1996, and 37.7% in 1995.

    A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense is as follows (in thousands):
                                          For the years ended September 30,
                                         ----------------------------------
                                              1997       1996       1995
                                         ----------- ---------- ----------
Federal taxes at 35% statutory rate --     $ 9,910      $8,546     $6,637
State income taxes, net of
 federal benefit-----------------------      1,413       1,241        966
Amortization of investment tax credits--      (196)       (200)      (202)
Amortization of excess deferred income
 taxes returned to customers--------          (222)       (222)      (222)
Tax effect of allowance for funds used
 during construction - equity portion         (240)        (66)      (154)
Other---------------------------------          56         (56)       129
                                            ------       -----      -----
Total income tax expense---------------    $10,721      $9,243     $7,154
                                            ======       =====      =====

     Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in additional deferred income taxes and related regulatory assets and liabilities. The net regulatory liability is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     The tax effects of temporary differences in the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets and liabilities are as follows (in thousands):
                                        For the years ended September 30,
                                        ---------------------------------
                                             1997                1996
                                       ---------------     --------------
Deferred tax liabilities:
 Accelerated depreciation-----------        $24,446            $23,112
 Property basis differences---------          3,872              3,558
 Other------------------------------            930                879
                                             ------             ------
 Total deferred tax liabilities-----        $29,248            $27,549
                                             ------             ------
Deferred tax assets:
 Unamortized investment tax credits-        $ 1,009            $ 1,087
 Regulatory liability related to
  income taxes, net-----------------          1,088              1,171
 Other postretirement benefits------          1,085                796
 Environmental reserves-------------            410                410
 Unbilled volumes-------------------            403                471
 Other------------------------------          2,500              2,599
                                             ------             ------
 Total deferred tax assets----------        $ 6,495            $ 6,534
                                             ------             ------
Net deferred tax liabilities--------        $22,753            $21,015
                                             ======             ======


4. Subsidiary Operations:

     In April 1997, the Company formed a new subsidiary, NCNG Pine Needle Investment Corporation (Pine Needle Investment), to participate in gas supply and pipeline projects in North Carolina. Pine Needle Investment has a 5% ownership interest in Pine Needle LNG Company, LLC (Pine Needle) which is building and will operate a liquefied natural gas (LNG) plant to be located near Transco's main interstate pipeline north of Greensboro, North Carolina. The LNG plant is expected to cost $107 million. It will have a storage capacity of four billion cubic feet and is expected to be in operation prior to the 1999-2000 winter. Transco has two subsidiaries, one of which will act as a partner and one as the operator of Pine Needle. Also, subsidiaries of Piedmont Natural Gas Company (Piedmont), Public Service Company of North Carolina, Inc. (Public Service) and Amerada Hess Company, as well as The Municipal Gas Authority of Georgia are partners in Pine Needle. Piedmont, Public Service and NCNG will be Pine Needle's largest customers. Pine Needle received authorization from the FERC in December 1996 to begin construction of the LNG plant and provide firm storage services to its customers. Construction began in February 1997. In August 1997, Pine Needle obtained bank financing for the facility and all previous advances made to Pine Needle were returned to the participants.

     Also in April 1997, the Company formed another subsidiary, NCNG Cardinal Pipeline Investment Corporation (Cardinal Pipeline Investment) which is involved with subsidiaries of Transco, Piedmont and Public Service in the organization of a limited liability company to acquire an existing pipeline and extend it to provide the capacity needed to deliver gas from the Pine Needle LNG plant and Transco's existing pipeline into NCNG's system at a point near Clayton, North Carolina on the Wake-Johnston County line. In Fiscal 1997, Cardinal Pipeline Investment contributed approximately $119,000 to participate as the owner of a 5% interest in the new pipeline company, known as Cardinal Extension Company, LLC (Cardinal Extension).

     The Company has another subsidiary, NCNG Energy Corporation (Energy) which was originally formed to participate in Pine Needle and Cardinal Extension. The investments in these projects were transferred to Pine Needle Investment and Cardinal Pipeline Investment, respectively, in June 1997. Energy is used for other energy-related investments.

     Cape Fear Energy Corporation's (Cape Fear) primary activity are natural gas marketing for industrial and municipal customers located on NCNG's system. Cape Fear's earnings increased to $276,000 in Fiscal 1997 from $43,000 in Fiscal 1996 due to substantially increased sales volumes as a result of market conditions which caused customers to transport more gas.

     NCNG Exploration Corporation's (Exploration) interests in all of its exploration and development programs were sold effective June 7, 1994. During Fiscal 1997, Exploration engaged in gas marketing activities primarily to gas resellers and generated net income of $94,300 compared to $381,000 in Fiscal 1996. As of October 1, 1997, all marketing activities in Exploration will cease and the Company will be liquidated. Going forward, the gas marketing activities to gas resellers will be conducted by Energy.


5. Short-Term Borrowing Arrangements:

     The Company has lines of credit with North Carolina banks for an aggregate amount of $36.0 million of which $24.0 million is on a committed basis. Under these lines, the Company borrows funds on a short-term basis in connection with its construction program and also for seasonal financing of storage gas. Such borrowings are normally on a demand basis for a period of 90 days. At September 30, 1997, $15.0 million was outstanding under lines of credit at interest rates ranging from 5.870% to 5.875%.

     In connection with the lines of credit, the Company is expected to maintain certain annual average nonrestricted cash balances in the banks ranging from 5% to 10% of the loans outstanding. In addition, there are nominal commitment fees on the unused lines of credit.


6. Long-Term Debt Maturities:

     As of September 30, 1997, scheduled maturities of existing long-term debt during each of the next five fiscal years are as follows: 1998, $2.0 million; 1999, $3.25 million; 2000, $3.25 million; 2001, $3.25 million and 2002, $1.25 million.

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

     The total pension cost was $596,000 in 1997, $386,000 in 1996, and $374,000 in 1995, of which approximately 20% was capitalized in each year.

     The plan's funded status as of September 30, 1997 and 1996 and pension costs for 1997, 1996 and 1995 were as follows (in thousands):


Funded Status:                                       1997          1996
-------------------------------------               --------      -------
Actuarial present value of accumulated
 plan benefits:
 Vested---------------------------------------       $18,572      $16,371
 Nonvested------------------------------------            92           64
                                                      ------       ------
 Subtotal-------------------------------------        18,664       16,435
Effect of salary progression------------------         5,234        4,344
                                                      ------       ------
Projected benefit obligation------------------        23,898       20,779
Plan assets at market value-------------------        27,659       22,548
                                                      ------       ------
Plan assets in excess of projected benefit
 obligation-----------------------------------         3,761        1,769
Unrecognized prior service cost being amortized
 over twelve years----------------------------           508          575
Unrecognized net gain being amortized over
 ten years------------------------------------        (2,880)        (689)
Unrecognized net asset existing at the date of
 transition, being amortized over approximately
 ten years------------------------------------             -         (214)
                                                      ------       ------
Prepaid pension cost--------------------------       $ 1,389      $ 1,441
                                                      ======       ======

Pension Cost:                             1997         1996         1995
-------------------------------------    ------       ------       ------
Net pension cost was comprised of the
 following items:
  Service cost-----------------------   $   832      $   731      $   662
  Interest cost on projected benefit
   obligation------------------------     1,738        1,528        1,418
  Actual return on plan assets-------    (4,968)      (1,681)      (1,813)
  Amortization of unrecognized prior
   service cost----------------------        66           66           66
  Amortization of transition net asset-    (214)        (258)        (258)
  Deferred gain (loss) on net assets---   3,142            -          299
                                         -------      ------       ------
  Net pension cost--------------------- $    596     $   386      $   374
                                         =======      ======       ======

     For the year ended September 30, 1997, the expected long-term rate of return on plan assets was 8%. At September 30, 1997, plan assets were invested approximately 57% in fixed income securities and 43% in equity securities, including 1% in the common stock of the Company.

     The Company also provides certain medical and life insurance benefits for retired employees, and substantially all employees may remain eligible for these benefits on a prospective basis when they retire. These benefits are accrued using a single actuarial method which spreads the expected cost of such benefits to each year of an employee's service until the employee becomes fully eligible to receive the benefits. The NCUC approved this treatment in the Company's most recent general rate case decided on October 27, 1995.

     The following tables show the funded status of the plan as of September 30, 1997 and 1996 and the components of the plan's net costs (in thousands)for fiscal years 1997, 1996 and 1995:

Funded Status:                                         1997          1996
----------------------------------------------        ------        ------
Actuarial present value of benefit obligation:
 Retirees and dependents----------------------        $2,581        $2,464
 Employees eligible to retire-----------------         1,530           995
 Other employees------------------------------         2,844         2,600
                                                       -----         -----
Accumulated benefit obligation:---------------         6,955         6,059
 Unrecognized net gain (loss)-----------------          (305)         (104)
 Unrecognized transition obligation-----------        (3,789)       (4,027)
                                                       -----         -----
Postretirement benefit liability--------------        $2,861        $1,928
                                                       =====         =====


Components of Net Cost:                        1997         1996         1995
---------------------------------------       ------       ------       ------
Service cost during the year-----------      $  179       $   164      $   148
Interest cost on accumulated benefit
 obligation---------------------------          509           439          445
Amortization of unrecognized transition
 obligation over 20 years-------------          235           237          266
                                              -----        ------       ------
Net periodic postretirement benefit cost--   $  923       $   840      $   859
                                              =====        ======       ======

     Of the net postretirement medical and life insurance costs recorded in 1997 and 1996, $757,000 and $689,000, respectively, were charged to operating expenses and the remainder was charged to construction and other accounts.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations (pension, medical and life insurance) was 8% and 6%, respectively, as of September 30, 1997 and 1996.

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation as of September 30, 1997 was a medical care cost trend rate of 9.5%, decreasing gradually to 5.5% through the year 2005, and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1% would increase the accumulated medical benefit obligation at September 30, 1997, by approximately $1.3 million and the aggregate of the service and interest cost components of the net retiree medical cost by approximately $147,000.

8. Stockholders' Investment:

   The changes in common stock and capital in excess of par value for the three years ended September 30, 1997, were as follows:
                                           Common Stock
                                  --------------------------------
                                                                     Capital in
                                      Shares                         Excess of
                                    Outstanding        Amount        Par Value
                                   -------------     -----------    ------------

Balance at September 30, 1994----     6,366,544      $15,916,360    $25,498,420
Issuance through Dividend
 Reinvestment Plan (DRP)---------        62,448          156,120      1,130,367
Issuance through Employee Stock
 Purchase Plan (ESPP)------------        13,258           33,145        225,519
Issuance through Key Employee
 Stock Option Plan (KESOP)-------        34,950           87,375        658,644
                                      ---------       ----------     ----------
Balance at September 30, 1995----     6,477,200       16,193,000     27,512,950
Issuance through DRP-------------        66,314          165,785      1,512,826
Issuance through ESPP------------        12,959           32,398        220,432
Issuance through KESOP-----------        16,350           40,875        388,337
                                      ---------       ----------     ----------
Balance at September 30, 1996----     6,572,823       16,432,058     29,634,545
Issuance through DRP-------------        63,124          157,810      1,742,461
Issuance through ESPP------------        12,952           32,380        263,359
Issuance through KESOP ----------        18,600           46,500        532,106
                                      ---------       ----------     ----------
Balance at September 30, 1997----     6,667,499      $16,668,748    $32,172,471
                                      =========       ==========     ==========

     At September 30, 1997, there are 302,815 shares of common stock reserved for issuance under the Company's Dividend Reinvestment Plan. Under the most restrictive covenants of the Company's long-term debt agreements, approximately $23.3 million of the Company's retained earnings at September 30, 1997 is unrestricted.

     The Company sponsors an employee stock purchase plan, a key employee nonqualified stock option plan, a long-term incentive plan, a directors deferred compensation stock plan and a directors deferred retirement compensation stock plan. The employee stock purchase plan enables employees to contribute up to 6% of their compensation toward the purchase of the Company's common stock at 90% of the lower of current or prior year-end market value. At September 30, 1997, 220,802 shares were reserved for issuance under this plan.

     Under the terms of the nonqualified stock option plan, the option price is equal to 90% of the market value of the stock at the grant date. The period during which these options are exercisable begins five years after, but may not exceed seven years after, the date of grant. In addition, the plan provides that an amount equal to 50% of the dividends that would have been paid on the stock from the date of grant shall be paid in cash to the employee at the exercise date.

      Option activity for the three years ended September 30, 1997, is as follows:

                                                 Options        Option Price
                                               Outstanding        Per Share
                                               -----------      ------------
Balance at September 30, 1994-------------         75,350       $13.80-$24.98
 Exercised--------------------------------        (34,950)         13.80
                                                  -------

Balance at September 30, 1995-------------         40,400       $13.80-$24.98
 Exercised--------------------------------        (16,350)         13.80
                                                   ------

Balance at September 30, 1996-------------         24,050       $13.80-$24.98
 Exercised--------------------------------        (18,600)      $13.80-$14.10
                                                   ------

Balance at September 30, 1997-------------          5,450       $14.10-$24.98
                                                   ======

                                              1997        1996           1995
                                             ------      ------         ------
Options exercisable at year-end---            2,850      21,450         32,100
Options available for grant at year-end-     69,475      69,475         69,475
                                             ======      ======         ======


     Under the long-term incentive plan, senior officers of the Company having the opportunity to make a significant contribution to the Company's long-term performance are eligible to participate. Awards are made to qualifying participants in each plan cycle. The plan cycle shall typically be five plan years, commencing with the first day of the first fiscal year (October 1, 1996), with the exception of two special plan cycles which shall cover the periods of Fiscal 1997 through Fiscal 1999 and Fiscal 1997 through Fiscal 2000. Target awards for each long-term incentive plan participant are established, stated as a percentage of the participant's salary, by the Compensation Committee of the Board of Directors. Those target awards are to be converted into a target number of "performance shares" for each participant by dividing the participant's target award by the average price of one share of common stock for the twelve months preceding the end of the plan cycle. The maximum number of performance shares that may be earned by a participant is equal to two times the participant's target number of performance shares. As of September 30, 1997, no shares had been issued and 150,000 shares were reserved under this plan.

     Under the directors deferred compensation stock plan and a directors deferred retirement compensation stock plan, current directors will accrue stock units in lieu of annual compensation and retirement compensation which will be converted into common stock of the Company upon retirement. At September 30, 1997, no shares of common stock had been issued and 110,000 shares were reserved under these plans.

     The Company accounts for stock based compensation plans under Accounting Principles Board Opinion No. 25. The Company adopted SFAS No. 123 for disclosure purposes on October 1, 1996. Under SFAS No. 123, the fair value of each option granted after January 1995, has been estimated as of the date of grant using the Black-Scholes option pricing model. The application of this model resulted in no change to earnings per share for the year ended September 30, 1997. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting effect on pro forma compensation costs may not be representative of that expected in future years.

9. Commitments and Contingencies:

     During Fiscal 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company-owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant. The Company retained an environmental services consulting firm which has evaluated the site. Based on that firm's investigation and actual expenditures for sites of similar scope and complexity, the cost for investigation and remediation of this site is estimated to be between $1.4 million and $2.8 million (see Note 2).

     The Company owns another site of a former manufactured gas plant in New Bern, North Carolina, and was the former owner of three other similar sites on which no environmental problems have arisen. Management believes that any appreciable investigation or remediation costs not previously provided for will be recovered from third parties, including insurance carriers, or in natural gas rates. Based on the anticipated recovery from these sources, the Company does not believe that the cost of any evaluation and remediation work will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is subject to claims and lawsuits arising in the ordinary course of business. Management does not expect any litigation from such claims or lawsuits to have a material effect on the Company's consolidated financial position or results of operations.

Supplementary data-

     The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1997 and 1996
(amounts in thousands, except per share data).



                                         1997
-------------------------------------------------------------------------------
                       Fourth            Third            Second         First
                       ------            -----            ------         -----

Operating revenues     $28,189          $30,678          $69,381        $53,455

Gross margin            12,341           13,814           27,186         19,865

Operating income         1,233            2,489            9,886          6,278

Net income                (146)           1,345           10,906 *        5,489

Earnings per share        (.02)             .20             1.65 *          .83



                                           1996
-------------------------------------------------------------------------------
                        Fourth            Third            Second        First
                        ------            -----            ------        -----

Operating revenues      $31,420          $44,875          $73,535       $46,808

Gross margin             11,578           13,998           26,314        16,520

Operating income          1,257            2,424           10,111         4,954

Net income                  188            1,195            9,523         4,267

Earnings per share          .02              .18             1.46           .66



_______________

* includes a nonrecurring credit of $0.17 per share for the settlement of a regulatory matter.

Item 9.  Changes in and Disagreements on Accounting and
   Financial Disclosures
-------------------------------------------------------

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




/s/ Calvin B. Wells                        /s/ Gerald A. Teele
------------------------                   -------------------------
Calvin B. Wells                            Gerald A. Teele
Chairman, President and                    Senior Vice President, Treasurer and
Chief Executive Officer                    Chief Financial Officer

Report of Independent Public Accountants

     To the Stockholders and the Board of Directors of North Carolina Natural Gas Corporation:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of North Carolina Natural Gas Corporation (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Natural Gas Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Raleigh, North Carolina
November 7, 1997

                                    PART III


Item 11.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors -

     The information for this item covering directors of the Company is set forth in the section entitled "Election of Directors" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

Executive officers -

     The information for this item concerning executive officers of the Company is set forth on Page 13 of this annual report.


Item 12.  Executive Compensation
--------------------------------

     The information for this item is set forth in the sections entitled "Executive Compensation and Stock Option Information," "Annual Incentive Plan," "Key Employee Stock Option Plan", "Employee Stock Purchase Plan", "Employee Retirement Plans," "Executive Employment Agreements in the Event of Change in Control" and "Report of Personnel and Compensation Committee on Executive Compensation" on Pages 4, 5, 6, 7, 8, 9, and 10 in the Company's Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Stockholders, which sections are hereby incorporated by reference.


Item 13.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Security ownership of certain beneficial owners -

     There is no person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of September 30, 1997.

      Security ownership of management -

     The information for this item is set forth in the section entitled "Election of Directors" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

      Changes in control -

     The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 14.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information for this item is set forth in the section entitled "Compensation Committee Interlocks and Insider Participation" on Page 8 in the Company's Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and
   Reports on Form 8-K
------------------------------------------------------


(a) 1. Financial Statements
-----------------------------
                                                                      Page
                                                                      ----

Consolidated Balance Sheets as of September 30, 1997 and 1996          23
Consolidated Statements of Income for the Years Ended
 September 30, 1997, 1996 and 1995                                     25
Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1997, 1996 and 1995                                     26
Consolidated Statements of Capitalization as of September 30,
 1997 and 1996                                                         27
Consolidated Statements of Retained Earnings for the Years
 Ended September 30, 1997, 1996 and 1995                               28
Notes to Consolidated Financial Statements for the Years
 Ended September 1997, 1996 and 1995                                   29
Management's Responsibility for Financial Statements                   42

     No  separate   financial   statements   are  presented  for  the  Company's
consolidated subsidiaries because the Company and its subsidiaries meet the requirements for omissions set forth in Regulation S-X, Rule 3-09.

(a)  2. Financial Statement Schedules
---------------------------------------

     The following data and financial statement schedules are included herein:

                                                                      Page
                                                                      ----

Report of Independent Public Accountants                               46
Schedule  II  -  Valuation  and   Qualifying
Accounts for the Years Ended September 30, 1997,
 1996 and 1995                                                         47

     All other financial statement schedules are omitted as not applicable, or not required, or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)  3. Exhibits
------------------

     See Index of Exhibits on Pages 48, 49 and 50 of this report.

(b) Reports on Form 8-K
------------------------

     There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of North Carolina Natural Gas Corporation, included in this Form 10-K, and have issued our report thereon dated November 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Raleigh, North Carolina,
November 7, 1997

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Col. A             Col. B            Col. C            Col. D          Col. E
------             ------            ------            ------          ------
                                    Additions
                Balance at         Charged to                         Balance
                Beginning     Operating    Other     Deductions        At End
Description     of Period     Expenses     Income     (Note 1)        of Period
-----------     ----------    ---------    ------    ----------       ---------

DEDUCTED IN
 BALANCE SHEET
 FROM ASSET TO
 WHICH IT APPLIES:
Allowance for
 doubtful accounts

    1997        $  747,455    $ 716,090  $ 91,735     $991,550      $  563,730
                 =========     ========   =======      =======       =========

    1996        $  566,019    $ 538,477  $158,111     $515,152      $  747,455
                 =========     ========   =======      =======       =========

    1995        $  416,048    $ 305,358  $102,558     $257,945      $  566,019
                 =========     ========   =======      =======       =========

Note 1:

Deductions represent uncollectible accounts written off, net of recoveries, as follows -

                                            1997         1996          1995
                                            ----         ----          ----

Write off of accounts considered
 to be uncollectible                    $1,264,959     $659,112      $475,259
Less-Recoveries on accounts
 previously written off                    273,409      143,960       217,314
                                         ---------      -------       -------
                                        $  991,550     $515,152      $257,945
                                         =========      =======       =======

                                SIGNATURES
                                ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH CAROLINA NATURAL GAS CORPORATION
                                  AND SUBSIDIARIES
                                  --------------------------------------
                                               (Registrant)

                                  By:  /s/ Calvin B. Wells
                                       ---------------------------------
                                       Calvin B. Wells
                                       Chairman, President and
                                       Chief Executive Officer

December 22, 1997:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   Signature                                              Title
-------------------------------               --------------------------------

/s/ Calvin B. Wells                           Chairman, President,  and
-------------------------------               Chief Executive Officer
Calvin B. Wells                               (Principal Executive Officer)


/s/ Gerald A. Teele                          Senior Vice President, Treasurer
-------------------------------              and Chief Financial Officer
Gerald A. Teele                              (Principal Financial Officer)

/s/ Ronald J. Josephson                      Vice President-Financial Services
-------------------------------              (Principal Accounting Officer)
Ronald J. Josephson

/s/ George T. Clark, Jr.                     /s/ John O. McNairy
-------------------------------              -----------------------------
George T. Clark, Jr. - Director              John O. McNairy - Director

/s/ Paul A. DelaCourt                        /s/ William H. Prestage
-------------------------------              -----------------------------
Paul A. DelaCourt  - Director                William H. Prestage - Director

/s/ Frank B. Holding, Jr.                    /s/ Richard F. Waid
-------------------------------              -----------------------------
Frank B. Holding, Jr. - Director             Richard F. Waid - Director

/s/ James E.S. Hynes                         /s/ Calvin B. Wells
-------------------------------              -----------------------------
James E.S. Hynes - Director                  Calvin B. Wells - Director

/s/ Robert T. Johnson
-------------------------------
Robert T. Johnson - Director

                                 INDEX OF EXHIBITS
                                 -----------------

     The following exhibits are filed as part of this 1997 Form 10-K report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.

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

       10-9    - Supplemental Retirement Benefit Agreement dated January 13,
                 1981. (2)

     Exhibit
     Number
     -------

       10-10   - Employment Agreements executed in 1985 with certain Executive
                 Officers. (5)

       10-11   - Employment Agreements executed in 1986 with certain Executive
                 Officers. (6)

       10-12   - Employment Agreements executed in 1991 with certain Executive
                 Officers. (13)

       10-13   - Employment Agreements executed in 1992 with certain Executive
                 Officers. (13)

       10-14   - Employment Agreements executed in 1994 with certain Executive
                 Officers. (13)

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

       10-24   - Fourth Amendment to Natural Gas Service Agreement dated
                 December 1, 1995 with the Greenville Utilities Commission, Greenville, NC. (13)

       10-25   - Second Amendment to Natural Gas Service Agreement dated
                 November 1, 1995  with  The City of Rocky Mount, NC. (13)

       10-26   - Third Amendment to Natural Gas Service Agreement dated
                 December 1, 1995 with The City of Wilson, NC. (13)

       10-27   - Addendum No. Third dated August 29, 1996 covering Standby
                 On-Peak Supply Service with the City of Rocky Mount, NC. (13)

       10-28   - Addendum No. Four dated August 28, 1996 covering Standby
                 On-Peak Supply Service with The City of Wilson, NC. (13)

       10-29   - Employment Agreements executed in 1996 with certain Executive
                 Officers. (13)

       10-30   - First Amendment dated March 10, 1997 to Service Area Territory
                 Agreement with the City of Rocky Mount, NC

       10-31   - Third Amendment to Natural Gas Service Agreement dated March
                 10, 1997 with the City of Rocky Mount, NC

       10-32   - Third Amendment to Natural Gas Service Agreement dated
                 November 1, 1996 with the City of Monroe, NC

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

(9)  Filed as exhibit to Form 10-K report for fiscal year ended September
     30, 1991

(10) Filed as exhibit to Form 10-K report for fiscal year ended September
     30, 1992

(11) Filed as exhibit to Form 10-K report for fiscal year ended September
     30, 1994

(12) Filed as exhibit to Form 10-K report for fiscal year ended September
     30, 1995

(13) Filed as exhibit to Form 10-K report for fiscal year ended September
     30, 1996

                                                               Exhibit 10-30
                                                               Page 1 of 3

                               FIRST AMENDMENT TO
                      SERVICE AREA TERRITORY AGREEMENT BETWEEN
                           THE CITY OF ROCKY MOUNT, NC
                                     AND
                       NORTH CAROLINA NATURAL GAS CORPORATION


     This First Amendment entered into to be effective on the 10th day of March, 1997, between The City of Rocky Mount, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                              W I T N E S S E T H:
     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Rocky Mount, North Carolina, and North Carolina Natural Gas Corporation" dated January 13, 1992; and

     WHEREAS, Customer and Company are also parties to a certain "Service Area Territory Agreement By and Between The City of Rocky Mount, North Carolina, and North Carolina Natural Gas Corporation" dated January 13, 1992 ("the Agreement"); and

     WHEREAS, The City of Rocky Mount desires to serve additional areas which are outside the territory described in the Service Area Territory Agreement; and

     WHEREAS, It is not economically feasible for North Carolina Natural Gas Corporation to serve these areas from its existing system at this time; and

     WHEREAS, The City of Rocky Mount has agreed to make natural gas available to prospective end users in these areas where economically feasible; and

     WHEREAS, Company and Customer wish to amend the Service Area Territory Agreement as more fully set forth herein;

                                                                 Exhibit 10-30
                                                                 Page 2 of 3


    NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

     1. To amend the last paragraph on page one (1) of the Agreement by adding the following:

          Subject to cancellation by either Customer or Company in the event either party elects to cancel the Natural Gas Service Agreement after the end of the initial term, or any anniversary of subsequent increments of the Natural Gas Service Agreement.

     2. A new paragraph will be inserted as the first full paragraph on page three (3) of the Agreement, as follows:

          As per the attached map, Customer service area shall be amended to include an area that begins at a point referenced in the Service Area Territory Agreement dated January 13, 1992 as five hundred yards north of the intersection of US Highway 64 and SR 1603. Thence running westerly five hundred yards north of the north right-of-way of US 64 to the existing eastern most town limits of the Town of Nashville. Thence northerly along the eastern existing town limits of the Town of Nashville. Thence westerly along the northern existing town limits of the Town of Nashville. Thence southerly along the western existing town limits of the Town of Nashville. Thence easterly along the southern existing town limits of the Town of Nashville. Thence northerly along the eastern existing town limits of the Town of Nashville to the intersection of the existing eastern town limits of the Town of Nashville and SR 1700. Thence easterly along the center line of SR 1700 to a point five hundred yards west of the west right-of-way of I-95. Thence southwesterly along a line five hundred yards west of the western right-of-way of I-95 to a point five hundred yards west of the west right-of-way of I-95 at the Nash/Wilson county line. Thence northeasterly along the Nash/Wilson county line to a point where SR 1739 intersects with the Nash/Wilson county line. Thence northerly along a straight line to the intersection of Highway 97 and SR 1544. Thence northerly along SR 1544 to the intersection point of the center line of the Tar River being a reference point of the Service Area Territory Agreement dated January 13, 1992.


    3. To amend the first partial paragraph on page four (4) of the Agreement by adding the following as the next to last sentence of that paragraph:

          Customer has the right to serve an entire residential subdivision along the boundary lines of this Agreement where the majority of the land area of the residential subdivision lies within the Customer's expanded territory.

    4. This First Amendment shall become effective on March 10, 1997.

    5. Except as specifically provided herein, the Agreement shall continue in force and effect as previously written.

                                                                Exhibit 10-30
                                                                Page 3 of 3

    IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.
                                     CITY OF ROCKY MOUNT, N.C.

/s/Jean M. Bailey
--------------------
Attest by City Clerk                 /s/Frederick E. Turnage
                                     ---------------------------------
                                     Title:   MAYOR

                                     NORTH CAROLINA NATURAL
                                     GAS CORPORATION

                                     /s/Calvin B. Wells
                                     --------------------------------
                                     Title:   President and CEO

                                                                Exhibit 10-31
                                                                Page 1 of 2
                                 THIRD AMENDMENT TO
                      NATURAL GAS SERVICE AGREEMENT BETWEEN
                             THE CITY OF ROCKY MOUNT, NC
                                       AND
                      NORTH CAROLINA NATURAL GAS CORPORATION


     This Third Amendment entered into to be effective on the 10th day of March, 1997, between The City of Rocky Mount, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                                 W I T N E S S E T H:

     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Rocky Mount, North Carolina, and North Carolina Natural Gas Corporation" dated January 13, 1992 ("the Agreement"); the First Amendment dated January 1, 1994; and the Second Amendment dated November 1, 1995 to such Agreement; and

    WHEREAS, Company and Customer wish to further amend the Agreement as more fully set forth herein;

    NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

     1. Section 1.01 is amended to increase the initial term of the Agreement by ten (10) years, now ending on December 6, 2011.

     2. Section 2.01 as previously amended is further amended by adding the following:

          The maximum quantity of gas that Company is required to deliver and the volume on which the demand charge under Rate Schedules RE-2 and T-6 will apply increases to 19,000 dekatherms per day effective
          November 1, 2001; increases again to 20,000 dekatherms per day effective November 1, 2003, and increases again to 21,000 dekatherms per day effective November 1, 2006.

     3. 4.01 is deleted in its entirety and the following is substituted therefor:

          4.01 Points of delivery for all natural gas purchased or transported under this Agreement shall be the outlet side of the Company's meter and regulator stations at the following locations and other stations added at mutually agreeable locations in the future. The maximum delivery point entitlement (MDPE) volumes shown below are subject to the total contract maximum daily volumes set forth in Section 2.01 as amended:

                                                                 Exhibit 10-31
                                                                 Page 2 of 2

          1. City Gate Station #1 (Main City Gate) at SR 1155 and Vance Street with delivery pressure of approximately 60 pounds per square inch gauge (psig). The MDPE at this delivery point is 900 Mcf per hour and 21,600 Mcf per day.

          2. City Gate Station #2 (Battleboro) at the NCNG Compressor Station near Battleboro at SR 1404 and SR 1407, with delivery pressure of approximately 60 psig. The MDPE at this delivery point is 284 Mcf per hour and 6,816 Mcf per day.

          3. City Gate Station #3 (Waste Water Treatment Plant) at a point approximately five (5) miles east of the city limits of the City of Rocky Mount, North Carolina, on Highway 97 North, with delivery pressure of approximately 50 psig. The MDPE at this delivery point is 32 Mcf per hour and 768 Mcf per day.

          4. City Gate Station #4 (Westmont Drive) located at a point where NCNG line #74 crosses Westmont Drive, with delivery pressure of approximately 60 psig. The MDPE at this delivery point is 115 Mcf per hour and 2,760 Mcf per day.

          5. City Gate Station #5 (Hwy. 97 South) located at a point where NCNG line #74 crosses Highway 97 southwest of the City of Rocky Mount, with delivery pressure of approximately 60 psig. The initial MDPE at this delivery point is 5 Mcf per hour and 120 Mcf per day. Customer agrees to secure property of adequate size (40 ft x 40 ft) to locate a new City Gate Station #5 at or near this location for the installation of a new city gate station within ten (10) months of the effective date of this Amendment. Company agrees to install new delivery and regulation equipment on this property and increase the MDPE at this delivery point to 115 Mcf per hour and 2,760 Mcf per day within twelve
          (12) months of the effective date of this Amendment.

   4. This Third Amendment shall become effective on March 10, 1997.

   5. Except as specifically provided herein, the Agreement shall continue in force and effect as previously written.


      IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.


                                  CITY OF ROCKY MOUNT, NORTH CAROLINA

                                  /s/Frederick E. Turnage
                                  -----------------------------------

CITY SEAL                         Title:    MAYOR

                                  Attest:   /s/Jean M. Bailey
                                            -------------------------
                                            CITY CLERK

                                  NORTH CAROLINA NATURAL GAS CORPORATION

                                  /s/Calvin B. Wells
                                  ------------------------------------
                                  Title:    President and CEO

                                                            Exhibit 10-32
                                                            Page 1 of 4


                                THIRD AMENDMENT TO
                      NATURAL GAS SERVICE AGREEMENT BETWEEN
                               THE CITY OF MONROE, NC
                                        AND
                      NORTH CAROLINA NATURAL GAS CORPORATION


     This Third Amendment entered into to be effective on the 1st day of November, 1996, between The City of Monroe, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),


                                W I T N E S S E T H:
     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Monroe, North Carolina and North Carolina Natural Gas Corporation" effective December 6, 1991 ("the Agreement"); the First Amendment effective November 1, 1992; the Second Amendment dated January 1, 1995 to such Agreement; and


     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein;


     NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:


     1. Section 1.01 is deleted in its entirety and the following is substituted therefor:

        1.1 This amended Agreement shall be effective on November 1, 1996, and shall be for an initial term of fifteen (15) years from December 6, 1991 and for five (5) year increments thereafter; subject, however, to cancellation by either party at the expiration date of the initial term, or any anniversary of subsequent increments by two years written notice before the date of cancellation.

                                                                Exhibit 10-32
                                                                Page 2 of 4

    2. Section 2.01 is deleted in its entirety and the following is substituted therefor:

       2.01 Subject to the terms and provisions of this Agreement, Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 10,800 dekatherms ("Dth) per day and 540 Dth per hour. For purposes of computing the Charge under Rate Schedules RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, and Customer agrees to pay Company therefor as provided in the applicable rate schedule.

    3. Section 4.01 is deleted in its entirety and the following is substituted therefor:

       4.01 Points of Delivery for all natural gas purchased or transported under this Agreement shall be the outlet side of the Company's meter and regulator stations at the following locations and other stations added at mutually agreeable locations in the future.
            The maximum delivery point entitlement (MDPE) volumes shown below are subject to the total contract maximum daily volume set forth in Section 2.01 as amended.

          1.City Gate Station #1 (Main City Gate) at a point approximately 1400 feet south of the intersection of North Carolina Highway 200 and Olive Branch Road on the west side of Morgan Mill Road, with two delivery pressures of approximately 42 pounds per square inch gauge (psig) and 150 psig serving two separate feeds. The MDPE at this delivery point is 560 Mcf per hour and 11,200 Mcf per day.

          2. City Gate Station #2 (Rolling Hills) at a point approximately 900 feet north of US Highway 74 on the east side of Rocky River Road (State Road 1514), with delivery pressure of approximately 42 psig. The MDPE at this delivery point is 32 Mcf per hour and 640 Mcf per day.

          3. City Gate Station #3 (Airport) located east of the main Monroe airport runway on Teledyne Road, with delivery pressure of approximately 50 psig. The MDPE at this delivery point is 53 Mcf per hour and 1,060 Mcf per day.

                                                           Exhibit 10-32
                                                           Page 3 of 4


          4. City Gate Station #4 (Rocky River Road) located on Rocky River Road at Hartru (State Road 1007):
                                           Minimum         Hourly       Daily
                                           Pressure        MDPE         MDPE
                                            (psig)          Mcf         Mcf

             Prior to March 31, 1997          60             27          540
             *March 31 to October 31, 1997    75             60        1,200
             *After October 31, 1997          75            144        2,880

             *These dates contingent upon approval of this Third Amendment by
              January 1, 1997 or will be adjusted accordingly.

          5. City Gate Station #5 (Charlotte Plastics) located at Charlotte Plastics on Old Charlotte Highway with delivery pressure of approximately 40 psig. The MDPE at this delivery point is 4 Mcf per hour and 60 Mcf per day.


          6. City Gate Station #6 (Unionville) located approximately 1000 feet east of the intersection of Highway 601 North and Unionville-Indian Trail Road (State Road 1367), with delivery pressure of approximately the Company's line # sixteen (16) pressure. The MDPE at this delivery point is 21 Mcf per hour and 420 Mcf per day.

          7. City Gate Station #7 (Crestview) located on Highway 601 North at Crestview with delivery pressure of approximately 20 psig. The MDPE at this delivery point is 0.65 Mcf per hour and 13 Mcf per day.

          8. City Gate Station #8 (Broadview) located on Highway 601 North at Broadview with maximum delivery pressure of approximately 20 psig. The MDPE at this delivery point is 0.65 Mcf per hour and 13 Mcf per day.

  4. Section 5.01 is deleted in its entirety and the following is substituted therefor:

     5.01 Except where indicated otherwise in Section 4.01 of the Agreement, Company shall endeavor to deliver natural gas to Customer at the Points of Delivery at such pressures as Customer may reasonably require with an average pressures between 20 and 100 pounds per square inch absolute (psia). Customer agrees to notify Company of any deviations of such suggested average pressure guidelines so that Company can attempt, if possible, to bring pressure back within the suggested guidelines.


  5. This Third Amendment shall become effective on November 1, 1996.

                                                               Exhibit 10-32
                                                               Page 4 of 4

 6. Except as specifically provided herein, the Agreement shall continue in force and effect as previously written.


    IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.


                                        CITY OF MONROE, N.C.
                                        /s/Lewis Fisher
                                        -----------------------------

CITY SEAL                               Title:   MAYOR

                                        Attest:  /s/Jeanne M. Deese
                                                 --------------------
                                                 CITY CLERK


                                        NORTH CAROLINA NATURAL GAS CORPORATION

                                        /s/Calvin B. Wells
                                        ------------------------------

CORPORATE SEAL                          Title:  President and CEO

                                        Attest: /s/Sally T. Sowers
                                                ----------------------

                                                               Exhibit 24
                                                               Page 1 of 1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-31577.




ARTHUR ANDERSEN LLP

Atlanta, Georgia
December 20, 1997