Form 10-Q
period 1997-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1998-02-11
CIK 72596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 1997
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ...........to .........

                         Commission file number 0-82

                   NORTH CAROLINA NATURAL GAS CORPORATION
                   --------------------------------------
              (Exact name of registrant as specified in its charter)

       DELAWARE                                              56-0646235
-------------------------------                         --------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding have been adjusted for a three-for-two stock split effective February 20, 1998 to all stockholders of record on January 26, 1998. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

Common Stock, $2.50 par value                                 10,049,454
-----------------------------                             ------------------
        Class                                              Number of Shares

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement dated December 5, 1997 relating to the January 13, 1998 Annual Meeting of Stockholders are incorporated by reference into Part II of this quarterly report.

                          PART I - FINANCIAL INFORMATION

                           Item 1.  Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)
                                  (in thousands)

                                     ASSETS

                                           December 31,           September 30,
                                               1997                   1997
                                         ----------------       ----------------
Gas Utility Plant
  In service                                 $306,375               $303,652
  Less-Accumulated depreciation
   and amortization                          (106,957)              (104,268)
                                             --------               --------
                                              199,418                199,384
  Construction work in progress                 9,711                  4,176
                                             --------               --------
   Utility Plant, net                         209,129                203,560
                                             --------               --------

Nonutility Property                             7,337                  6,744
  Less-Accumulated depreciation                (2,543)                (2,504)
                                             --------               --------
    Nonutility Property, net                    4,794                  4,240
                                             --------               --------
Current Assets
  Cash and temporary cash investments           2,276                    962
  Restricted cash and temporary
   cash investments                             4,356                  4,606
  Accounts receivable, less reserve            26,761                 17,359
  Recoverable purchased gas costs               1,857                  1,020
  Inventories, at average cost -
    Gas in storage                              8,159                  8,799
    Materials and supplies                      4,529                  3,386
    Merchandise                                 1,218                  1,351
  Deferred gas cost-unbilled volumes            5,410                    647
  Prepaid income taxes                          1,819                  4,521
  Other current assets                            566                    339
                                             --------               --------
     Total Current Assets                      56,951                 42,990
                                             --------               --------
Investment in joint ventures                      382                    301
Deferred charges and other assets               2,248                  2,160
                                             --------               --------

Total Assets                                 $273,504               $253,251
                                             ========               ========


(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets (Unaudited)
                                    (in thousands)

                           CAPITALIZATION AND LIABILITIES


                                               December 31,       September 30,
                                                    1997               1997
                                               -----------        ------------

Capitalization
 Stockholders' investment:
  Common stock, par value $2.50; 24,000
   shares authorized; shares issued and
   outstanding: 12/31/97-10,026;
   09/30/97-10,001 (Note 2)                       $25,064            $25,003
  Capital in excess of par value                   32,641             32,173
  Retained earnings                                59,061             56,047
                                                 --------           --------
   Total Stockholders' Investment                 116,766            113,223
                                                 --------           --------

  Long-term debt                                   61,000             61,000
                                                 --------           --------

   Total Capitalization                           177,766            174,223
                                                 --------           --------
Current Liabilities
 Current maturities of long-term debt               2,000              2,000
 Notes payable                                     25,000             15,000
 Accounts payable                                  21,353             16,923
 Customer deposits                                  2,345              2,081
 Restricted supplier refunds                        4,356              4,606
 Accrued interest                                     839              2,294
 Accrued income and other taxes                     2,951              1,840
 Other current liabilities                          4,860              2,598
                                                 --------           --------
   Total Current Liabilities                       63,704             47,342
                                                 --------           --------
Other Credits
 Deferred income taxes                             22,961             22,709
 Regulatory liability related to
  income taxes, net                                 2,180              2,232
 Unamortized investment tax credits                 2,475              2,523
 Postretirement and postemployment
  benefit liabilities                               3,095              2,979
 Other                                              1,323              1,243
                                                 --------           --------
   Total Other Credits                             32,034             31,686
                                                 --------           --------

Total Capitalization and Liabilities             $273,504           $253,251
                                                 ========           ========


(The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

              For the Three Months Ended December 31, 1997 and 1996
                      (in thousands except per share amounts)

                                                     1997             1996
                                                    ------           ------

Operating Revenues                                  $58,458          $53,455
Cost of Gas                                          37,767           33,590
                                                    -------          -------
Gross Margin                                         20,691           19,865
                                                    -------          -------

Operating Expenses and Taxes:
 Operations and Maintenance                           6,368            5,835
 Depreciation                                         2,755            2,457
 General Taxes                                        2,625            2,276
 Income Taxes                                         2,864            3,019
                                                    -------          -------

Total Operating Expenses and Taxes                   14,612           13,587
                                                    -------          -------

Operating Income                                      6,079            6,278

Other Income, net                                       479              416
                                                    -------          -------

Income Before Utility Interest Charges                6,558            6,694

Utility Interest Charges                              1,189            1,205
                                                    -------          -------

Net Income                                           $5,369           $5,489
                                                    =======          =======

Average Common Shares Outstanding (Note 2)           10,008            9,866
                                                    =======          =======

Basic Earnings Per Share (Notes 2 and 6)              $0.54            $0.56
                                                    =======          =======

Diluted Earnings Per Share (Notes 2 and 6)            $0.53            $0.55
                                                    =======          =======

Dividends Declared Per Share  (Note 2)              $0.2333          $0.2167
                                                    =======          =======


(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

            For the Twelve Months Ended December 31, 1997 and 1996
                     (in thousands except per share amounts)

                                                     1997              1996
                                                    ------            ------

Operating Revenues                                $186,707          $203,284
Cost of Gas                                        112,674           131,530
                                                  --------          --------

Gross Margin                                        74,033            71,754
                                                  --------          --------

Operating Expenses and Taxes:
 Operations and Maintenance                         25,990            23,848
 Depreciation                                       10,372             9,642
 General Taxes                                       8,810             9,076
 Income Taxes                                        9,174             9,119
                                                  --------          --------

Total Operating Expenses and Taxes                  54,346            51,685
                                                  --------          --------

Operating Income                                    19,687            20,069

Other Income, net                                    2,173             1,186
                                                  --------          --------

Income Before Utility Interest Charges              21,860            21,255

Utility Interest Charges                             4,386             4,860
                                                  --------          --------

Net Income                                         $17,474           $16,395
                                                  ========          ========

Average Common Shares Outstanding (Note 2)           9,968             9,826
                                                  ========          ========

Basic Earnings Per Share (Notes 2 and 6)             $1.75             $1.67
                                                  ========          ========

Diluted earnings Per Share (Notes 2 and 6)           $1.75             $1.66
                                                  ========          ========

Dividends Declared Per Share  (Note 2)             $0.9333           $0.8667
                                                  ========          ========


(The accompanying notes are an integral part of these statements.)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

             For the Three Months Ended December 31, 1997 and 1996
                                  (in thousands)

                                                   1997              1996
                                                  ------            ------

Cash Flows From Operating Activities:
 Net Income                                        $5,369           $5,489
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                    2,810            2,516
   Change in deferred income taxes and
    deferred investment tax credits, net              159              (36)
   Change in other current assets and liabilities  (6,258)          (1,176)
   Other                                               65               98
                                                   ------           ------

 Net cash provided by operating activities          2,145            6,891
                                                   ------           ------

Cash Flows From Investing Activities:
 Property additions                                (9,219)          (8,146)
 Proceeds from Expansion Fund                         295               -
 Other, net                                           (81)            (145)
                                                   ------           ------
 Net cash used in investing activities             (9,005)          (8,291)
                                                   ------           ------

Cash Flows From Financing Activities:
 Increase in notes payable                         10,000            4,000
 Cash dividends paid                               (2,335)          (2,137)
 Issuance of common stock through dividend
  reinvestment, employee stock purchase,
  and key employee stock option plans                 509              454
                                                   ------           ------

 Net cash provided by financing activities          8,174            2,317
                                                   ------           ------

Net increase in cash and temporary
 cash investments                                   1,314              917
Cash and temporary cash investments,
 beginning of period                                  962            1,117
                                                   ------           ------

Cash and temporary cash investments,
 end of period                                     $2,276           $2,034
                                                   ======           ======

Cash paid for:
Interest, net of amounts capitalized               $2,841           $2,680
Income taxes, net of refunds                           -             1,995



(The accompanying notes are an integral part of these statements.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1997


Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1997.

Note 2: On January 13, 1998 the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend effective February 20, 1998 for Stockholders of record January 26, 1998. All shares issued and outstanding as well as per share information for all periods presented have been adjusted to reflect the stock split.


Note 3: Long-Term Debt at December 31, 1997:
                                              Amount Due
                                                 Within
    Issue                                      One Year               Total
    -----                                     -----------          -----------

    7.15% Senior Notes, due 11/15/15           $      -            $30,000,000
    9.21% Debentures, Series C, due 11/15/11          -             25,000,000
    8.75% Debentures, Series B, due 06/15/01    2,000,000            6,000,000
                                                ---------           ----------
    Long-Term Debt                             $2,000,000          $61,000,000
                                                =========           ==========

Note 4: At December 31, 1997, the Company had $4.4 million in restricted supplier refunds, none of which were received in the current quarter. Upon order of the NCUC, the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to the Company's Expansion Fund (the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. On April 30, 1993, October 19, 1994, and November 13, 1996, the Company transferred $3.8 million, $6.6 million, and $3.9 million, respectively, to the Fund. At December 31, 1997, a total of $16.6 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

     On August 28, 1995, the Company was granted approval by the NCUC to extend natural gas service into Duplin and Onslow Counties using expansion fund dollars totaling $12.4 million. Due to delays caused by environmental studies, the estimated costs to complete the project increased $5.4 million. The Company has applied to the NCUC for an additional $4.3 million from the Fund to cover the increase in negative net present value of the project. On August 5, 1997 and November 4, 1997, the Company, upon approval by the NCUC, received payments of $455,435 and $295,388, respectively, from the Fund for that project.

Note 5: On May 5, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its order granting a pretax recovery of $1.9 million. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized a gain of $.11 per share in the three months ended March 31, 1997, and in the twelve months ended December 31, 1997. The gain has been recorded in other income.

Note 6: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The effect of the adoption of SFAS No. 128 on the three and twelve month periods ended December 31, 1997 and 1996 is as follows:

                                For The Three Months Ended December 31, 1997
                               ----------------------------------------------
                                                                      Per Share
                                 Income             Shares              Amount
                               ---------           ----------         ---------
Basic Earnings Per Share

Income Available to
Common Shareholders            $5,369,266          10,007,957             $0.54
                               ==========          ==========          ========


Diluted Earnings Per Share

Incremental Shares for
 Assumed Conversions:
 Options                                                3,374
 Employee Stock Purchase Plan                           3,651
 Deferred Compensation                                 14,529
 Deferred Retirement                                   23,589
                                                   ----------
Income Available to
Common Shareholders            $5,369,266          10,053,100             $0.53
                               ==========          ==========          ========


                               For The Three Months Ended December 31, 1996
                              ----------------------------------------------
                                                                      Per Share
                                  Income             Shares              Amount
                                ---------           ---------         ---------

Basic Earnings Per Share

Income Available to
Common Shareholders            $5,488,710           9,865,535             $0.56
                               ==========          ==========          ========

Diluted Earnings Per Share

Incremental Shares for
 Assumed Conversions:
 Options                                               16,646
 Employee Stock Purchase Plan                           4,632
 Deferred Compensation                                  6,255
 Deferred Retirement                                   22,578
                                                   ----------
Income Available to
Common Shareholders            $5,488,710           9,915,646             $0.55
                               ==========          ==========          ========

                                 For The Twelve Months Ended December 31, 1997
                                -----------------------------------------------
                                                                      Per Share
                                  Income             Shares             Amount
                                ----------          --------          ---------
Basic Earnings Per Share

Income Available to
Common Shareholders             $17,474,298          9,967,836           $1.75
                                ===========         ==========         =======

Diluted Earnings Per Share

Incremental Shares for
 Assumed Conversions:
 Options                                                 3,264
 Employee Stock Purchase Plan                            3,334
 Deferred Compensation                                  14,529
 Deferred Retirement                                    23,589
                                                    ----------
Income Available to
Common Shareholders             $17,474,298         10,012,552           $1.75
                                ===========         ==========         =======


                                 For The Twelve Months Ended December 31, 1996
                                -----------------------------------------------
                                                                      Per Share
                                   Income             Shares           Amount
                                ----------           --------         ---------
Basic Earnings Per Share

Income Available to
Common Shareholders             $16,395,043          9,825,683           $1.67
                                ===========         ==========         =======

Diluted Earnings Per Share

Incremental Shares for
 Assumed Conversions:
 Options                                                15,616
 Employee Stock Purchase Plan                            3,775
 Deferred Compensation                                   6,255
 Deferred Retirement                                    22,578
                                                    ----------
Income Available to
Common Shareholders             $16,395,043          9,873,907           $1.66
                                ===========         ==========         =======

Note 7: In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." This pronouncement requires companies to expand capital structure disclosures for any securities other than ordinary common stock. The impact of the adoption of SFAS No. 129 on October 1, 1997 has had no effect on the Company's disclosures regarding its capital structure.

Note 8: Certain prior year amounts in the unaudited Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

                                     Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)    Material Changes in Financial Condition

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with short-term loans from committed and uncommitted bank lines. During the quarter ended December 31, 1997, the Company increased its committed bank lines of credit by $12.0 million to $36.0 million. At December 31, 1997, loans totaling $25.0 million were outstanding under the lines of credit compared to $15.0 million outstanding at September 30, 1997. The additional bank loans in the current quarter were necessary to provide funds for the Company's ongoing construction program and to finance the normal seasonal increases in working capital, principally accounts receivable and recoverable purchased gas costs.

     The Company's business is seasonal in nature as fluctuations in weather dictate injections and withdrawals from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and in customers' rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage as of December 31, 1997, which are somewhat offset by higher average gas costs. The seasonality and higher gas costs included in customers' rates also account for the higher level of accounts receivable and deferred gas cost-unbilled volumes in the current quarter.

     Recoverable purchased gas costs primarily represent the difference between the Company's benchmark gas cost rate charged to customers and the actual cost of gas. The increase is due to higher gas costs in the last quarter of calendar 1997; and the balance will be recovered in rates to customers in future periods.

     Materials and supplies increased $1.1 million for the current quarter. This increase was caused by (1) increased materials needed for pipeline projects, and
(2) the purchase of certain materials in large quantities to take advantage of discounts offered by suppliers.

     In fiscal year 1997, the Company made quarterly estimated income tax payments based on annualized income. Thus, due to high income levels in the period from November to April, estimated tax payments substantially exceeded the liability, and prepaid income taxes were recorded on the September 30, 1997 balance sheet. In the first quarter of fiscal year 1998, estimated income taxes did not exceed the prepayments; thus, no tax payments were made in cash.

     Accounts payable increased $4.4 million during the first quarter of fiscal year 1998 compared to September 30, 1997. This increase was caused by an increase in gas cost payables due to increased gas purchases and higher commodity prices of gas. Also, increased general purchases relating to the Company's construction activities added to the increase in accounts payable.

     Net cash provided by operating activities decreased $4.7 million for the three months ended December 31, 1997, as compared to the same period last year. This decrease was due primarily to a decrease in accounts payable for the three months ended December 31, 1997 compared to the same period last year.

     Construction spending was $8.9 million, after giving effect to monies received from the Expansion Fund for the three months ended December 31, 1997, compared to $8.1 million for the same period in 1996. Construction expenditures for the remainder of fiscal year 1998 are projected at $37.2 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during fiscal year 1998. The Company expects to issue long-term debt to replace short-term borrowings in late Fiscal 1998.

     Net cash provided by financing activities increased $5.9 million for the three months ended December 31, 1997, as compared to the same period last year. The primary reason for this was an increase of $6 million in short-term notes payable.

(2)    Material Changes in Results of Operations

     Net income decreased $120,000 for the three month period ended December 31, 1997, as compared to the same period last year. This decrease was caused by increases in operations and maintenance expenses as a result of system growth and increased depreciation expense due to higher levels of depreciable assets. Partially offsetting these reductions were customer growth in excess of 4% during the quarter ended December 31, 1997, compared to the same quarter last year; increased sales to weather-sensitive residential and commercial customers caused by weather that was 4% colder than the same period in 1996; and increased profits in the Company's propane operations.

     Net income increased $1.1 million for the twelve month period ended December 31, 1997, as compared to the same period last year. The three primary factors causing the increase in twelve months' earnings were (1) a nonrecurring after-tax credit of $1.1 million related to settlement of a long-standing regulatory matter (see note 5); (2) customer growth at an annualized rate of 4.5%; and (3) lower utility interest charges.

     The chart below compares margins for the three month and twelve month periods ended December 31, 1997 and 1996 by customer class (in thousands):

                                GROSS MARGIN BY CUSTOMER CLASS
                   ---------------------------------------------------
                         3 Months                       12 Months
                   -------------------           ---------------------
                     1997       1996              1997           1996
                   -------     ------            ------        -------
Residential       $ 6,554     $ 5,973            $25,302       $25,009

Commercial          4,121       3,597             15,524        14,367

Industrial          7,441       7,796             25,675        24,567

Municipal           2,575       2,499              7,532         7,811
                   ------      ------             ------        ------
Total             $20,691     $19,865            $74,033       $71,754
                   ======      ======             ======        ======

     Gross margin increased $826,000 during the quarter ended December 31, 1997, compared to the same period last year, primarily due to customer growth and related increases in facilities' charges. While weather was 4% colder in the 1997 quarter compared to the 1996 quarter, margins were not significantly affected by colder weather because of the operation of the Company's Weather Normalization Adjustment (WNA) in its rate structure. Gross margin for the industrial class was down slightly. This was caused by a reduction in minimum contract billings in 1997 as compared to 1996, and a small reduction in volumes delivered during the 1997 quarter due to more cold-weather curtailments of service to interruptible customers.

     Gross margin increased $2.3 million during the twelve month period ended December 31, 1997 as compared to the same period last year. This increase was caused by customer growth and related facilities' charges and warmer winter weather that resulted in less curtailment to industrial customers during the winter period. Also affecting this period was hot summer weather which led to increased deliveries of gas to electric generators in the industrial customer class. While winter weather for the entire calendar year 1997 was 17% warmer than calendar year 1996, the operation of the WNA offset substantially all of the margin loss in the residential and commercial markets that was caused by decreases in volumes delivered to those customer classes. The municipal margin was down due to the loss of an industrial customer served by one of the municipalities served by the Company.

     The chart below shows total throughput volumes (in thousands of dt) for the three month and twelve month periods ended December 31, 1997 and 1996 by customer class:

                        THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS
                     --------------------------------------------------
                        3 Months                           12 Months
                     -----------------              -------------------
                     1997        1996                1997         1996
                     ----        -----              -----        ------

Residential          1,589       1,510              6,265        7,129

Commercial           1,366       1,240              5,224        5,518

Industrial           8,275       8,410             34,985       31,919

Municipal            2,801       2,847              9,008        9,480
                    ------      ------             ------       ------
Total               14,031      14,007             55,482       54,046
                    ======      ======             ======       ======

     The following chart shows the same total throughput volumes classified by sales and transportation:

                       THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                    ---------------------------------------------------
                         3 Months                        12  Months
                    ------------------             --------------------
                    1997          1996              1997          1996
                    ----          ----             -----         ------
Sales               10,183       8,657             30,045        37,992

Transportation       3,848       5,350             25,437        16,054
                    ------      ------             ------        ------
Total               14,031      14,007             55,482        54,046
                    ======      ======             ======        ======


     For the three month period, total throughput volumes remained flat. Colder weather and continued customer growth caused an increase in residential and commercial volumes. This was offset by lower volumes to industrial customers caused by more weather-induced curtailments to interruptible customers. However, transportation volumes decreased in the three month period ended December 31, 1997 because (1) the rising price of natural gas caused some customers to switch back to sales service from transportation service; and (2) there were more weather-induced curtailments of the larger industrial boiler fuel customers who use heavy oil as an alternative fuel.

     Total throughput volumes for the twelve month period ended December 31, 1997 increased because of the 4.5% increase in customers served and continued increase in demand for gas in the Company's service area from industrial and electric power generation customers. Residential and commercial volumes decreased due to warmer weather and municipal volumes decreased due to warmer weather and the loss of an industrial customer served by one of the municipalities. These lower volumes were offset by higher volumes delivered to industrial customers due to fewer weather-induced curtailments. Transportation volumes for the twelve month period increased due to a switch from sales to transportation services, particularly in the off-peak months when the market rates were lower than the Company's benchmark sales rate.

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

     Operating revenues increased $5.0 million for the three month period ended December 31, 1997 as compared to the same period last year. This increase was caused by (1) 5% and 10% increases, in sales to the residential and commercial markets, respectively, which offset decreased deliveries of gas to industrial customers; (2) a mix change to greater sales volumes to industrial customers and lower transportation volumes; and (3) higher commodity prices of natural gas passed on to customers.

     Operating revenues decreased $16.6 million for the twelve month period ended December 31, 1997 as compared to the same period last year. This decrease was caused by (1) a 9% decrease in sales volumes to the residential and commercial markets; and (2) a mix change to greater transportation volumes and lower sales volumes to industrial and municipal customers.

     Cost of gas increased $4.2 million for the three month period ended December 31, 1997 as compared to the same period last year. This increase was caused by increased quantities purchased related to higher sales volumes to industrial customers switching from transportation service to sales service, increased sales volumes to residential and commercial customers due to weather that was 4% colder than the same period last year and higher gas commodity prices.

     Cost of gas decreased $18.9 million for the twelve month period ended December 31, 1997, as compared to the same period last year. This decrease was caused primarily by increased transportation service resulting in purchases which were 21% lower than the same period last year. Partially offsetting this decrease was an increase of 4% in the commodity prices of gas.

     Operating and maintenance expenses increased $533,000 and $2.1 million, respectively, for the three month and twelve month periods ended December 31, 1997, as compared to the same periods last year. Affecting both periods were (1) increased transmission and distribution maintenance expenses; (2) increased compressor fuel costs caused by increased usage for system integrity and an increase in the commodity cost of gas; (3) increased provisions for doubtful accounts caused by higher residential and commercial customer billings together with a slow-down in collections; (4) higher employee compensation costs associated with the increased customer base; and (5) increased employee medical claims.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to expansion and customer growth.

     General taxes increased in the three month period ended December 31, 1997, and decreased in the twelve month period ended December 31, 1997, as compared to the same periods last year. The most significant tax is the state gross receipts tax which is directly related to gross revenue. Also, higher property taxes affected the twelve month period.

     Income taxes for the three month period ended December 31, 1997, decreased slightly from the same period last year due to lower operating income. Higher operating income for the twelve month period ended December 31, 1997, compared to the same period in 1996 resulted in slightly higher income tax expense.

     Other income, net, increased $63,000 for the three months ended December 31, 1997, as compared to the same period last year. This increase was caused primarily by increased profits from the Company's propane operations due to 4% colder weather compared to the same period last year.

     Other income, net, increased $987,000 for the twelve month period ended December 31, 1997 as compared to the same period last year. This increase was caused by a nonrecurring credit of $1.1 million related to the settlement of a long-standing regulatory matter (see Note 5 to the Condensed Consolidated Financial Statements). Partially offsetting that increase was a reduction in other income, net, from (1) the Company's propane operations due to weather which was 17% warmer than the same period in 1996, and (2) reduced interest income on short-term investments.

     Utility interest charges decreased $16,000 and $474,000, respectively, for the three month and twelve month periods as compared to the same periods last year. These decreases were caused primarily by higher construction expenditures and a related increase in allowance for funds used during construction because of more construction work in progress throughout 1997. Partially offsetting these decreases were increased interest expenses on short-term debt because of higher levels of short-term debt outstanding throughout

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in the Rights of the Company's Security Holders

         None.


Item 3.  Default Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Date of the meeting or of the action without a meeting:

             January 13, 1998

         (b) Whether the meeting was an annual or a special meeting:

             Annual Meeting

         (c) Names of each director elected at the meeting and the number of votes cast for, against or withheld, and abstentions:

             George T. Clark, Jr.       For:                       5,630,251
                                        Against  or Withheld:         43,982

             Robert T. Johnson          For:                       5,633,509
                                        Against or Withheld:          40,724

             William H. Prestage        For:                       5,634,858
                                        Against or Withheld:          39,375

             Note: These vote totals do not reflect the three-for-two stock split effective February 20, 1998.

        (d) Names of each director whose term of office as director continued after the meeting:

            Paul A. DelaCourt          Frank B. Holding,Jr.
            James E. S. Hynes          John O. McNairy
            Richard F. Waid            Calvin B. Wells

        (e) Brief description of each matter voted upon and the number of votes cast for, against or withheld, and abstentions:

            To consider an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 12,000,000 shares, $2.50 par value, to 24,000,000 shares of common stock, $2.50 par value:

                                         For:                       5,301,408
                                         Against:                     304,754
                                         Abstain:                      68,071

            Note: These vote totals do not reflect the three-for-two stock split effective February 20, 1998.

                           DOCUMENTS INCORPORATED BY REFERENCE

     The proposal to amend the Company's Certificate of Incorporation to increase authorized shares of common stock from 12,000,000 shares, $2.50 value, to 24,000,000 shares of common stock, $2.50 par value, previously filed with the Securities and Exchange Commission as an exhibit to the Company's Proxy Statement dated December 5, 1997, relating to the January 13, 1997 Annual Meeting of Stockholders is incorporated by reference into Part II Item 4 (e) of this quarterly report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

        (b)  Reports on Form 8-K

             On January 21, 1998 the Company filed on Form 8-K a change in distribution date of the new shares of common stock from February 27, 1998 to February 20, 1998.

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


                                  NORTH CAROLINA NATURAL GAS CORPORATION
                                  --------------------------------------
                                                (Registrant)



Date:  February 11, 1998          /s/ Gerald A. Teele
                                  --------------------------------------
                                  Gerald A. Teele
                                  Senior Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date:  February 11, 1998           /s/ Ronald J. Josephson
                                  --------------------------------------
                                  Ronald J. Josephson
                                  Vice President-Financial Services
                                  (Principal Accounting Officer)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                            INDEX  OF  EXHIBITS


     The following exhibit is filed as part of this Form 10-Q for the period ended December 31, 1997:


Exhibit
Number
--------

10-33         -        Fourth Amendment to Natural Gas Service Agreement
                       dated November 1, 1997 with the City of Monroe

27            -        Financial Data Schedule

                                                            Exhibit 10-33
                                                            Page 1 of 2
                                 FOURTH AMENDMENT TO
                          NATURAL GAS SERVICE AGREEMENT BETWEEN
                                  THE CITY OF MONROE, NC
                                           AND
                          NORTH CAROLINA NATURAL GAS CORPORATION


     This Fourth Amendment entered into to be effective on the 1st day of November, 1997, between The City of Monroe, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                                   W I T N E S S E T H:

     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement By and Between The City of Monroe, North Carolina and North Carolina Natural Gas Corporation" effective December 6, 1991 ("the Agreement"); the First Amendment effective November 1, 1992 to such Agreement; the Second Amendment dated January 1, 1995 to such Agreement; the Third Amendment dated November 1, 1996 to such Agreement; and
     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein;
     NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

1. Section 2.01 is deleted in its entirety and the following is substituted therefor:

                                                            Exhibit 10-33
                                                            Page 2 of 2

     2.1 Subject to the terms and provisions of this Agreement, Company agrees to sell and deliver to Customer and Customer agrees to purchase and receive from Company, Customer's natural gas requirements, excluding that portion of Customer's requirements which are transported pursuant to Article III below. Customer agrees that the maximum quantity of gas that Company is required to deliver, either by sale or transportation, shall be 11,300 dekatherms ("Dth) per day and 565 Dth per hour. For purposes of computing the Charge under Rate Schedules RE-2 and T-6, the foregoing maximum daily quantity, subject to adjustments as provided herein, shall constitute the Contract Demand, and Customer agrees to pay Company therefor as provided in the applicable rate schedule.


2.   This Fourth Amendment shall become effective on November 1, 1997.

3. Except as specifically provided herein, the Agreement shall continue in force and effect as previously written.

     IN WITNESS HEREOF, this instrument is executed effective as of the day and year first written above.

                                         CITY OF MONROE, N.C.

CITY SEAL                                /s/ Judy Davis
                                         -----------------------------------
                                         Title: Mayor



                                         NORTH CAROLINA NATURAL GAS CORPORATION

CORPORATE SEAL                           /s/ Calvin B. Wells
                                         -----------------------------------
                                         Title: President