Form 10-Q
period 1998-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1998-05-14
CIK 72596

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ...... to .....

                           Commission file number 0-82

                     NORTH CAROLINA NATURAL GAS CORPORATION
              (Exact name of registrant as specified in its charter)


            DELAWARE                                       56-0646235
-----------------------------------             --------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                            10,070,116
---------------------------------             ----------------------------------
        Class                                         Number of Shares

                      PART 1 - FINANCIAL INFORMATION

                       Item 1. Financial Statements

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                            (in thousands)

                              ASSETS
                                                   March 31,      September 30,
                                                     1998            1997
                                                  (unaudited)       (audited)
                                                   ----------    ---------------
Gas Utility Plant
   In service                                     $   310,825     $    303,652
   Less-Accumulated depreciation and amortization    (109,746)        (104,268)
                                                   ----------    ---------------
                                                      201,079          199,384
   Construction work in progress                       13,279            4,176
                                                   ----------    ---------------
         Utility Plant, net                           214,358          203,560
                                                   ----------    ---------------

Nonutility Property                                     7,413            6,744
   Less-Accumulated depreciation                       (2,587)          (2,504)
                                                   -----------   ---------------
         Nonutility Property, net                       4,826            4,240
                                                   -----------   ---------------

Current Assets
   Cash and temporary cash investments                  6,677              962
   Restricted cash and temporary cash investments       4,422            4,606
   Accounts receivable, less reserve                   24,929           17,359
   Recoverable purchased gas costs                       -               1,020
   Inventories, at average cost -
     Gas in storage                                     5,365            8,799
     Materials and supplies                             5,217            3,386
     Merchandise                                        1,470            1,351
   Deferred gas cost-unbilled volumes                   1,423              647
   Prepaid income taxes                                  -               4,521
   Other current assets                                   414              339
                                                   ----------      -------------
         Total Current Assets                          49,917           42,990
                                                   -----------     -------------

Investment in joint ventures                              384              301
Deferred charges and other assets                       2,276            2,160
                                                   ----------      -------------

Total Assets                                       $  271,761       $  253,251
                                                   ==========      =============


   (The accompanying notes are an integral part of these balance sheets.)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                            (in thousands)

                       CAPITALIZATION AND LIABILITIES

                                                      March 31,    September 30,
                                                        1998            1997
                                                     (unaudited)     (audited)
                                                   -------------   -------------
Capitalization
   Stockholders' investment:
     Common stock, par value $2.50;
     24,000 shares authorized;
     shares issued and outstanding: 03/31/98-10,068;
     09/30/97-10,001                                   $  25,169     $   25,003
   Capital in excess of par value                         33,445         32,173
   Retained earnings                                      66,676         56,047
                                                    -------------   ------------
     Total Stockholders' Investment                      125,290        113,223
                                                    -------------   ------------

   Long-term debt                                         61,000         61,000
                                                    -------------   ------------

     Total Capitalization                                186,290        174,223
                                                    ------------    ------------

Current Liabilities
   Current maturities of long-term debt                    2,000          2,000
   Notes payable                                          10,000         15,000
   Accounts payable                                       18,878         16,923
   Refunds payable                                         4,258            -
   Customer deposits                                       2,430          2,081
   Restricted supplier refunds                             4,422          4,606
   Accrued interest                                        2,157          2,294
   Accrued income and other taxes                          4,564          1,840
   Other current liabilities                               3,665          2,598
                                                    ------------    ------------
     Total Current Liabilities                            52,374         47,342
                                                    ------------    ------------

Other Credits
   Deferred income taxes                                  23,169         22,709
   Regulatory liability related to income taxes, net       2,129          2,232
   Unamortized investment tax credits                      2,426          2,523
   Postretirement and postemployment benefit liability     3,215          2,979
   Other                                                   2,158          1,243
                                                    ------------      ----------
     Total Other Credits                                  33,097         31,686
                                                    ------------      ----------

Total Capitalization and Liabilities               $     271,761      $ 253,251
                                                    ============      ==========

  (The accompanying notes are an integral part of these balance sheets.)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Income (Unaudited)

            For the Three Months Ended March 31, 1998 and 1997
                (in thousands except per share amounts)

                                                         1998            1997
                                                     ------------    -----------

Operating Revenues                                   $     57,549    $   69,381
Cost of Gas                                                29,330        42,195
                                                     ------------    -----------

Gross Margin                                               28,219        27,186
                                                     ------------    -----------

Operating Expenses and Taxes:
   Operations and Maintenance                               6,571         6,636
   Depreciation                                             2,822         2,485
   General Taxes                                            2,589         2,900
   Income Taxes                                             5,475         5,279
                                                     ------------    -----------

Total Operating Expenses and Taxes                         17,457        17,300
                                                     ------------    -----------

Operating Income                                           10,762         9,886

Other Income, net                                             802         2,039
                                                    -------------    -----------

Income Before Utility Interest Charges                     11,564        11,925

Utility Interest Charges                                    1,416         1,019
                                                    -------------    -----------

Net Income                                          $      10,148     $  10,906
                                                    =============    ===========

Average Common Shares Outstanding (Note 2)                 10,051         9,919
                                                    =============    ===========

Basic Earnings Per Share (Notes 2 and 5)            $        1.01    $     1.10
                                                    =============    ===========

Diluted Earnings Per Share (Notes 2 and 5)          $        1.01    $     1.10
                                                    =============   ============

Dividends Declared Per Share (Note 2)               $       0.250    $    0.233
                                                    =============    ===========

     (The accompanying notes are an integral part of these statements.)

              NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Income (Unaudited)

                For the Six Months Ended March 31, 1998 and 1997
                     (in thousands except per share amounts)

                                                         1998            1997
                                                     -----------      ----------

Operating Revenues                                   $   116,007      $ 122,836
Cost of Gas                                               67,097         75,785
                                                     -----------      ----------

Gross Margin                                              48,910         47,051
                                                     -----------      ----------

Operating Expenses and Taxes:
   Operations and Maintenance                             12,939         12,469
   Depreciation                                            5,577          4,942
   General Taxes                                           5,214          5,176
   Income Taxes                                            8,339          8,298
                                                     -----------      ----------

Total Operating Expenses and Taxes                        32,069         30,885
                                                     -----------      ----------

Operating Income                                          16,841         16,166

Other Income, net                                          1,281          2,455
                                                     -----------      ----------

Income Before Utility Interest Charges                    18,122         18,621

Utility Interest Charges                                   2,605          2,225
                                                     -----------      ----------

Net Income                                           $    15,517      $  16,396
                                                     ===========      ==========

Average Common Shares Outstanding (Note 2)                10,029          9,892
                                                     ===========      ==========

Basic Earnings Per Share (Notes 2 and 5)             $      1.55      $    1.66
                                                     ===========      ==========

Diluted Earnings Per Share (Notes 2 and 5)           $      1.55      $    1.66
                                                     ===========      ==========

Dividends Declared Per Share (Note 2)                $     0.483      $   0.450
                                                    ============      ==========

     (The accompanying notes are an integral part of these statements.)

          NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended March 31, 1998 and 1997
                  (in thousands except per share amounts)

                                                          1998           1997
                                                      ------------    ----------

Operating Revenues                                    $   174,874     $ 199,130
Cost of Gas                                                99,809       126,504
                                                      -----------   -----------

Gross Margin                                               75,065        72,626
                                                      -----------   -----------

Operating Expenses and Taxes:
   Operations and Maintenance                              25,922        24,937
   Depreciation                                            10,710         9,764
   General Taxes                                            8,500         8,951
   Income Taxes                                             9,370         9,129
                                                     ------------    -----------

Total Operating Expenses and Taxes                         54,502        52,781
                                                     ------------    -----------

Operating Income                                           20,563        19,845

Other Income, net                                             936         2,528
                                                     ------------    -----------

Income Before Utility Interest Charges                     21,499        22,373

Utility Interest Charges                                    4,783         4,595
                                                     ------------    -----------

Net Income                                           $     16,716    $   17,778
                                                     ============    ===========

Average Common Shares Outstanding (Note 2)                 10,000         9,892
                                                     ============    ===========

Basic Earnings Per Share (Notes 2 and 5)             $       1.67    $     1.80
                                                     ============    ===========

Diluted Earnings Per Share (Notes 2 and 5)           $       1.67    $     1.80
                                                     ============    ===========
Dividends Declared Per Share (Note 2)                $      0.949    $    0.883
                                                     ============    ===========

      (The accompanying notes are an integral part of these statements.)

         NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

        Condensed Consolidated Statements of Cash Flows (Unaudited)

             For the Six Months Ended March 31, 1998 and 1997
                          (in thousands)

                                                          1998           1997
                                                      -----------     ----------

Cash Flows From Operating Activities:
   Net Income                                         $    15,517     $  16,396
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                      5,622         5,064
         Change in deferred income taxes and
           deferred investment tax credits, net               318           (72)
         Change in other current assets and liabilities     9,646        (1,511)
         Other                                                215           282
                                                      -----------     ----------
   Net cash provided by operating activities               31,318        20,159
                                                      -----------     ----------

Cash Flows From Investing Activities:
   Property additions                                     (17,701)      (17,571)
   Proceeds from Expansion Fund                               631            -
   Other, net                                                 (83)         (446)
                                                      ------------     ---------
   Net cash used in investing activities                  (17,153)      (18,017)
                                                      ------------     ---------

Cash Flows From Financing Activities:
   Increase (decrease) in notes payable                    (5,000)        1,000
   Cash dividends paid                                     (4,847)       (4,452)
   Issuance of common stock through dividend reinvestment,
     employee stock purchase, and key employee stock
     option plans                                           1,397         1,718
                                                      ------------     ---------
Net cash used in financing activitities                    (8,450)       (1,734)
                                                      ------------     ---------

Net increase in cash and temporary cash investments         5,715           408
Cash and temporary cash investments,
    beginning of period                                       962         1,117
                                                      ------------     ---------

Cash and temporary cash investments, end of period    $     6,677      $  1,525
                                                      ============     =========

Cash paid for:
   Interest, net of amounts capitalized               $     2,544      $  2,630
   Income taxes, net of refunds                               850         8,429

      (The accompanying notes are an integral part of these statements.)

PAGE>8
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        March 31, 1998


Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six month period ended March 31, 1998 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1997.

Note 2: On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend effective February 20, 1998, for Stockholders of record January 26, 1998. All shares issued and outstanding, as well as per share information for all periods prior to the effective date, have been adjusted to reflect the stock split.

Note 3: At March 31, 1998, the Company had $4.4 million in restricted supplier refunds, none of which were received in the current quarter. Upon order of the North Carolina Utilities Commission (NCUC), the Company has invested all of these funds in U. S. Treasury securities until such time as the NCUC orders the funds transferred to an Expansion Fund (the Fund). The Fund is administered by the NCUC pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. On April 30, 1993, October 19, 1994, and November 12, 1996, respectively, the Company transferred $3.8 million, $6.6 million, and $3.9 million to the Fund. At March 31, 1998, a total of $16.6 million is in the Fund and is available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

     On August 28, 1995, the Company was granted approval by the NCUC to extend natural gas service into Duplin and Onslow Counties using expansion fund dollars totaling $12.4 million. Due to delays caused by environmental studies, the estimated costs to complete the project increased $5.4 million.The Company has applied to the NCUC for an additional $4.3 million from the Fund to cover the increase in negative net present value of the project. On August 5, 1997, November 4, 1997, and February 26, 1998 the Company, upon approval by the NCUC, received payments of $455,435, $295,388 and $335,838, respectively, from the Fund for that project.

     On April 29, 1998, the Company filed an application with the NCUC to provide natural gas service to Bertie and Martin counties using the Fund. The main extension project would run approximately 34 miles from Ahoskie, NC to Hamilton, NC and cost $9.7 million. The negative net present value of the project requested from the Fund is $5.2 million.

Note 4: On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3,005,000 from exploration and development activities. The recovery is a result of a true-up of distribution of costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its Final Order granting a pretax recovery of $1,879,853. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized an $.11 increase in earnings per share in the three, six and twelve month periods ended March 31, 1997.

Note 5: In February 1997,  the Financial  Accounting  Standards  Board
     (FASB) issued SFAS No. 128,"Earnings Per Share." SFAS No. 128 requires the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of SFAS No. 128 had no effect on the Basic and Diluted EPS for the three, six and twelve month periods ended March 31, 1998 and 1997.

                                  Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)      Material Changes in Financial Condition

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $36.0 million. At March 31, 1998, loans totaling $10.0 million were outstanding under the lines of credit compared to $15.0 million outstanding at September 30, 1997.

     The  Company's  business is seasonal in nature as  fluctuations  in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage and for the higher level of accounts receivable at March 31, 1998 compared to September 30, 1997.

     Recoverable Purchased Gas Costs and Refunds Payable primarily represent the difference between the Company's benchmark gas cost rate charged to customers and the actual cost of gas. If the Company's benchmark rate charged to customers exceeds the actual cost of gas, Recoverable Purchased Gas Costs will decrease and Refunds Payable will increase. Should the benchmark rate charged to customers be less than the actual cost of gas, Refunds Payable will decrease and Recoverable Purchased Gas Costs will increase. It is the Company's policy to manage the benchmark cost of gas to minimize, if possible, large over or under recoveries.

     Net cash provided by operating activities increased $11.2 million for the six months ended March 31, 1998, as compared to the same period last year. This increase was due primarily to (1) an increase in Refunds Payable and a decrease in Recoverable Purchased Gas Cost due to a higher benchmark cost of gas in rates; (2) a decrease in payments for Federal Income Taxes due to prepaid income taxes at the end of fiscal year 1997; and (3) an increase in accounts payable due to the timing of gas purchases and commitments and expenditures in connection with the Company's construction program.

     Construction spending was $17.1 million after giving effect to monies received from the Fund for the six months ended March 31, 1998, compared to $17.6 million for the same period in 1997. Construction expenditures for the remainder of Fiscal Year 1998 are projected to be $30.0 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1998. The Company expects to issue long-term debt to replace short-term borrowings in early Fiscal Year 1999.

     Net cash used in financing activities decreased $6.7 million for the six months ended March 31, 1998, as compared to the same period last year. The decrease was due to strong cash flows from operating activities allowing the Company to lower short-term debt levels by $5.0 million for the six months ended March 31, 1998, as compared to increased borrowings of $1.0 million in the same period last year.

(2)      Material Changes in Results of Operations

     Net income decreased $758,000, $879,000, and $1.1 million, respectively, for the three, six and twelve month periods ended March 31, 1998, as compared to the same periods last year. All prior year periods ended March 31, 1997, include a nonrecurring credit of $1,128,000 related to the settlement of a long-standing regulatory matter (see Note 4). Excluding the nonrecurring credit, net income increased $370,000, $249,000 and $66,000 for the three, six and twelve month periods ended March 31, 1998. Affecting all periods were (1) customer growth at an annualized rate of 3.8%; and (2) weather which was 0.3%, 3.9% and 2.4% colder than the same three, six and twelve month periods ended March 31, 1997, respectively. For the quarter, operations and maintenance expenses decreased $65,000 from the 1997 quarter. These positive factors were offset by higher utility interest charges and higher depreciation expense as a result of the greater investment in plant necessary to support the growing customer base.

     The chart below compares margins for the three month, six month and twelve month periods by customer class (000's omitted):

                       GROSS MARGIN BY CUSTOMER CLASS
                       ------------------------------

                    3 Months             6 Months                12 Months
              -----------------     -----------------       ----------------
               1998      1997         1998     1997          1998       1997
              ------   --------     -------   -------       -------    -----

Residential  $11,252   $10,920      $17,805   $16,893       $25,633    $24,978

Commercial     6,865     6,420       10,987    10,017        15,969     14,899

Industrial     6,884     6,734       14,325    14,529        25,825     25,109

Municipal      3,218     3,112        5,793     5,612         7,638      7,640
             -------   -------      -------   -------       -------    -------

Total        $28,219   $27,186      $48,910   $47,051       $75,065    $72,626
             -------   -------      -------   -------       -------    -------
             -------   -------      -------   -------       -------    -------


     Gross margin increased $1.0 million, $1.9 million, and $2.4 million, respectively, for the three, six and twelve month periods ended March 31, 1998, compared to the same periods last year. Positively affecting these periods were
(1) increased customer growth in the higher margin residential and commercial markets which the Company serves; (2) customer growth behind the city gates of the wholesale municipal customers served by the Company; and (3) weather which was colder than the same six and twelve month periods last year. However, margins are not significantly affected by weather because of the operation of the Company's Weather Normalization Adjustment (WNA) in its rate structure. Gross margin for the industrial class of customers was down for the six month period ended March 31, 1998. This was due to a reduction in minimum contract billings in the 1998 period as compared to the same period in 1997, and a reduction in volumes delivered during the six months ended March 31, 1998 to interruptible customers due to more cold weather curtailments of service to this customer rate class and some loss of load due to low oil prices compared to the prior year's winter.

     The chart below shows total throughput volumes (in thousands of dt) for the three, six and twelve month periods ended March 31, 1998 and 1997 by customer class:

                      THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS
                      ------------------------------------------

                    3 Months                6 Months               12 Months
                 --------------         ---------------          --------------
                 1998      1997         1998      1997           1998     1997
                 -----    -----         -----    ------          -----    -----

Residential      3,354    3,293         4,944     4,803          6,326    6,409

Commercial       2,434    2,342         4,134     3,880          6,405    6,216

Industrial       6,951    7,264        14,891    15,376         33,583   32,397

Municipal        3,158    3,055         5,960     5,902          9,111    8,950
                ------   ------        ------    ------         ------   ------

Total           15,897   15,954        29,929    29,961         55,425   53,972
                ------   ------        ------    ------         ------   ------
                ------   ------        ------    ------         ------   ------


     The following chart shows the same total throughput volume classified by sales and transportation:

                       THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                       -------------------------------------------

                    3 Months                6 Months               12 Months
                 --------------         ----------------        ---------------
                  1998    1997           1998      1997          1998     1997
                 -----   ------         ------    ------        ------   ------

Sales            8,583   11,219         18,766    19,876        27,409   34,771

Transportation   7,314    4,735         11,163    10,085        28,016   19,201
                ------   ------         ------    ------        ------   ------

Total           15,897   15,954         29,929    29,961        55,425   53,972
                ------   ------         ------    ------        ------   ------
                ------   ------         ------    ------        ------   ------


     The Company earns the same profit margin on transportation of customer-owned gas as it earns from bundled sales service to those customers. However, changes in the mix of transportation and sales volumes can have a significant impact on operating revenues and cost of gas, because the commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred or billed by the Company. Transportation volumes increased for all periods as compared to last year due to a higher benchmark commodity cost of gas in the Company's rates causing more transportation customers to secure their own commodity.

     Weather in the Company's service area was 0.3%, 3.9%, and 2.4% colder for the three, six and twelve month periods ended March 31, 1998, respectively, compared to the same periods last year. This colder weather resulted in increased deliveries to weather sensitive residential, commercial and municipal customers. However, this had an adverse effect on interruptible
 industrial   customers   due  to   increased curtailments over the same periods
 last year.

     Operating revenues decreased $11.8 million, $6.8 million, and $24.3 million for the three, six and twelve month periods ended March 31, 1998, respectively, as compared to the same periods last year. These decreases were caused by mix changes to greater transportation volumes to industrial and municipal and lower sale volumes as shown in the table "Throughput Volumes (Mdt) By Type of Service" on page 12, and to lower commodity prices of natural gas.

      Cost of gas decreased $12.9 million, $8.7 million and $26.7 million for the three, six and twelve month periods ended March 31, 1998, respectively, as compared to the same periods last year. These decreases were caused primarily by: (1) increased transportation of customer owned gas and lower sales of gas by the Company; and (2) a decreases in the average commodity cost of gas in each period as compared to the same period last year.

     Operating and maintenance expenses decreased $65,000 for the three month period ended March 31, 1998 as compared to the same period last year. The primary reasons for the decrease were (1) lower transmission maintenance expenses due the current quarter not having right-of-way clearing costs; and
 (2) major maintenance costs at a compressor station which occurred in 1997.

     Operating and maintenance expenses increased $470,000 and $985,000 for the six and twelve month periods ended March 31 1998, respectively, as compared the same periods last year. Affecting both periods were
 (1) increased transmission and distribution expenses; (2) increased compressor fuel costs caused by increased usage for system integrity;
 (3) increased employee compensation costs associated with the increased customer base; (4) higher employee medical claims; and (5) a slight increase in the provision for doubtful accounts during the twelve month period due to higher customer billings, but slower collections after the 1997 heating season concluded.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant related to expansion and customer growth.

     General taxes decreased in the three and twelve month periods and were up slightly in the six month period as compared to the same periods last year. The most significant tax is the state gross receipts tax which is based on revenue and, therefore, tracks the changes in revenues. Also, higher property and payroll taxes affected all periods.

    Income taxes increased $196,000, $41,000 and $241,000, respectively, for the three, six and twelve month periods ended March 31, 1998, as compared to the same periods last year. These increases were caused by increases in operating income as income tax rates remained unchanged.

     Other income, net, decreased $1.2 million for both the three and six month periods and $1.6 million for the twelve month period as compared to the same periods last year. Affecting all periods was a nonrecurring after-tax credit of $1.1 million related to the settlement of a long-standing regulatory matter (see Note 4).

     Utility interest expense increased $397,000, $380,000 and $188,000, respectively, for the three, six and twelve month periods as compared to the same periods last year. These increases were due primarily to increased interest expense related to higher levels of short-term borrowings used to finance a customer growth rate of almost 4%. This was offset somewhat by an increase in allowance for funds used during construction and lower interest expense on long-term debt due to scheduled debt repayments.

(3) Other

     The  Year  2000  issue  exists  because  many  computer   systems  and
 applications use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG has chosen to replace all critical systems with new software which is Year 2000 compliant. Existing non-Year 2000 compliant systems have been and will continue to be replaced as the new software systems are installed. All work will be completed in mid-Fiscal 1999.

     Statements make herein and elsewhere in this annual report which are not historical in fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment,
 financial  market  conditions,   interest  rate  fluctuations,   customers'
 preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

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

                                      NORTH CAROLINA NATURAL GAS CORPORATION
                                                   (Registrant)







 Date:  May 14, 1998                          /s/Gerald A. Teele
                                        ----------------------------------------
                                        Gerald A. Teele
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



 Date:  May 14, 1998                          /s/Ronald J. Josephson
                                        ----------------------------------------
                                        Ronald J. Josephson
                                        Vice President-Financial Services
                                        (Principal Accounting Officer)

                NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                               INDEX OF EXHIBITS




     The following exhibit is filed as part of this Form 10-Q for the period ended March 31, 1998:


   Exhibit
    Number
  ---------

     27                                      Financial Data Schedule