Form 10-Q
period 1998-06-30
NORTH CAROLINA NATURAL GAS CORP
filed 1998-08-14
CIK 72596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                           Commission file number 0-82

                     NORTH CAROLINA NATURAL GAS CORPORATION
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        56-0646235
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                                10,096,956
-----------------------------                      -----------------------------
            Class                                         Number of Shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS
                                                     June 30,      September 30,
                                                       1998            1997
                                                    (unaudited)      (audited)
                                                  -------------    -------------
Gas Utility Plant
  In service                                      $     312,561    $    303,652
  Less-Accumulated depreciation and amortization       (112,416)       (104,268)
                                                  -------------    -------------
                                                        200,145         199,384
  Construction work in progress                          19,457           4,176
                                                  -------------    -------------
     Utility Plant, net                                 219,602         203,560
                                                  -------------    -------------
Nonutility Property                                      7,490            6,744

  Less-Accumulated depreciation                         (2,633)          (2,504)
                                                  -------------    -------------
     Nonutility Property, net                            4,857            4,240
                                                  -------------    -------------

Current Assets
  Cash and temporary cash investments                     1,508             962
  Restricted cash and temporary cash investments          4,683           4,606
  Accounts receivable, less reserve                      16,475          17,359
  Recoverable purchased gas costs                           -             1,020
  Inventories, at average cost -
     Gas in storage                                       7,270           8,799
     Materials and supplies                               7,587           3,386
     Merchandise                                          1,594           1,351
  Deferred gas cost-unbilled volumes                        572             647
  Prepaid income taxes                                      -             4,521
  Other current assets                                      270             339
                                                  -------------    -------------
     Total Current Assets                                39,959          42,990
                                                  -------------    -------------

  Investment in joint ventures                              467             301
  Deferred charges and other assets                       3,100           2,160
                                                  -------------    -------------

  Total Assets                                    $     267,985   $     253,251
                                                  -------------    -------------
                                                  -------------    -------------

      (The accompanying notes are an integral part of these balance sheets)

           NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                         CAPITALIZATION AND LIABILITIES

                                                     June 30,      September 30,
                                                       1998            1997
                                                    (unaudited)      (audited)
                                                  -------------    -------------
Capitalization
  Stockholders' investment:
    Common stock, par value $2.50;
    24,000 shares authorized;
    shares issued and outstanding: 06/30/98-10,095;
    09/30/97-10,001                               $      25,237    $    25,003
  Capital in excess of par value                         34,024         32,173
  Retained earnings                                      65,681         56,047
                                                  -------------    -------------
    Total Stockholders' Investment                      124,942        113,223
                                                  -------------    -------------
  Long-term debt                                         59,000         61,000
                                                  -------------    -------------

    Total Capitalization                                183,942        174,223
                                                  -------------    -------------
  Current Liabilities
    Current maturities of long-term debt                  2,000          2,000
    Notes payable                                        13,000         15,000
    Accounts payable                                     18,064         16,923
    Refunds payable                                       3,237            -
    Customer deposits                                     2,204          2,081
    Restricted supplier refunds                           4,683          4,606
    Accrued interest                                        871          2,294
    Accrued income and other taxes                        1,708          1,840
    Other current liabilities                             4,597          2,598
                                                  -------------    -------------
     Total Current Liabilities                           50,364         47,342
                                                  -------------    -------------

  Other Credits
    Deferred income taxes                                23,375         22,709
    Regulatory liability related to income taxes, net     2,077          2,232
    Unamortized investment tax credits                    2,377          2,523
    Postretirement and postemployment benefit liability   3,288          2,979
    Other                                                 2,562          1,243
                                                  -------------    -------------
     Total Other Credits                                 33,679         31,686
                                                  -------------    -------------
Total Capitalization and Liabilities              $     267,985    $   253,251
                                                  -------------    -------------

      (The accompanying notes are an integral part of these balance sheets)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                For the Three Months Ended June 30, 1998 and 1997
                     (in thousands except per share amounts)

                                                       1998             1997
                                                  -------------    -------------
Operating Revenues                                 $     32,643     $    30,678
Cost of Gas                                              17,873          16,864
                                                  -------------    -------------

Gross Margin                                             14,770          13,814
                                                  -------------    -------------

Operating Expenses and Taxes:
  Operations and Maintenance                              6,591           6,118
  Depreciation                                            2,856           2,540
  General Taxes                                           1,756           1,678
  Income Taxes                                              953             989
                                                  -------------    -------------

Total Operating Expenses and Taxes                       12,156          11,325
                                                  -------------    -------------

Operating Income                                          2,614           2,489

Other Income (Loss), net                                     26             (89)
                                                  -------------    -------------

Income Before Utility Interest Charges                    2,640           2,400

Utility Interest Charges                                  1,117           1,055
                                                  -------------    -------------

Net Income                                        $       1,523    $      1,345
                                                  -------------    -------------
                                                  -------------    -------------

Average Common Shares Outstanding (Note 2)               10,075           9,958
                                                  -------------    -------------
                                                  -------------    -------------

Basic Earnings Per Share (Notes 2 and 5)          $        0.15    $       0.13
                                                  -------------    -------------
                                                  -------------    -------------

Diluted Earnings Per Share (Notes 2 and 5)        $        0.15    $       0.13
                                                  -------------    -------------
                                                  -------------    -------------

Dividends Declared Per Share (Note 2)             $        0.25    $       0.23
                                                  -------------    -------------
                                                  -------------    -------------

       (The accompanying notes are an integral part of these statements)

            NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                For the Nine Months Ended June 30, 1998 and 1997
                    (in thousands except per share amounts)

                                                       1998             1997
                                                  -------------    -------------
Operating Revenues                                $    148,650     $   153,513
Cost of Gas                                             84,970          92,649
                                                  -------------    ------------

Gross Margin                                            63,680          60,864
                                                  -------------    ------------

Operating Expenses and Taxes:
  Operations and Maintenance                            19,530          18,588
  Depreciation                                           8,433           7,482
  General Taxes                                          6,970           6,854
  Income Taxes                                           9,292           9,287
                                                  -------------    ------------

Total Operating Expenses and Taxes                      44,225          42,211
                                                  -------------    ------------

Operating Income                                        19,455          18,653

Other Income, net                                        1,307           2,366
                                                  -------------    ------------

Income Before Utility Interest Charges                  20,762          21,019

Utility Interest Charges                                 3,722           3,280
                                                  -------------    ------------

Net Income                                             $17,040         $17,739
                                                  -------------    ------------
                                                  -------------    ------------

Average Common Shares Outstanding   (Note 2)            10,044           9,914
                                                  -------------    ------------
                                                  -------------    ------------

Basic Earnings Per Share (Notes 2 and 5)                 $1.70           $1.79
                                                  -------------    ------------
                                                  -------------    ------------

Diluted Earnings Per Share (Notes 2 and 5)               $1.70           $1.79
                                                  -------------    ------------
                                                  -------------    ------------

Dividends Declared Per Share  (Note 2)                   $0.73           $0.69
                                                  -------------    ------------
                                                  -------------    ------------

       (The accompanying notes are an integral part of these statements)

 NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Income (Unaudited)

               For the Twelve Months Ended June 30, 1998 and 1997
                    (in thousands except per share amounts)

                                                       1998             1997
                                                  -------------    ------------
Operating Revenues                                  $  176,840    $    184,933
Cost of Gas                                            100,818         112,490
                                                  -------------    ------------

Gross Margin                                            76,022          72,443
                                                  -------------    ------------

Operating Expenses and Taxes:
  Operations and Maintenance                            26,397          24,750
  Depreciation                                          11,025           9,906
  General Taxes                                          8,578           8,473
  Income Taxes                                           9,334           9,406
                                                  -------------    ------------

Total Operating Expenses and Taxes                      55,334          52,535
                                                  -------------    ------------

Operating Income                                        20,688          19,908

Other Income, net                                        1,052           2,398
                                                  -------------    ------------

Income Before Utility Interest Charges                  21,740          22,306

Utility Interest Charges                                 4,845           4,379
                                                  -------------    ------------

Net Income                                        $     16,895     $    17,927
                                                  -------------    ------------
                                                  -------------    ------------

Average Common Shares Outstanding (Note 2)              10,030           9,896
                                                  -------------    ------------
                                                  -------------    ------------

Basic Earnings Per Share (Notes 2 and 5)          $       1.68     $      1.81
                                                  -------------    ------------
                                                  -------------    ------------

Diluted Earnings Per Share (Notes 2 and 5)        $       1.68     $      1.81
                                                  -------------    ------------
                                                  -------------    ------------

Dividends Declared Per Share (Note 2)             $       0.97     $      0.90
                                                  -------------    ------------
                                                  -------------    ------------

        (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                For the Nine Months Ended June 30, 1998 and 1997
                    (in thousands except per share amounts)

                                                       1998            1997
                                                  -------------    ------------

Cash Flows From Operating Activities:
  Net Income                                      $     17,040     $    17,739
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                        8,643           7,667
    Change in deferred income taxes and
     deferred investment tax credits, net                  475            (244)
    Change in other current assets and liabilities      11,730           2,570
    Other                                                 (685)          1,377
                                                  -------------    ------------
  Net cash provided by operating activities             37,203          29,109
                                                  -------------    ------------

Cash Flows From Investing Activities:
  Property additions                                   (28,717)        (24,635)
  Proceeds from Expansion Fund                           1,548             -
  Other, net                                              (167)           (882)
                                                  -------------    ------------
  Net cash used in investing activities                (27,336)        (25,517)
                                                  -------------    ------------
Cash Flows From Financing Activities:
  Increase (decrease) in notes payable                  (2,000)          3,000
  Retirement of Long-term debt                          (2,000)         (2,000)
  Cash dividends paid                                   (7,365)         (6,774)
  Issuance of common stock through dividend
    reinvestment, employee stock purchase, and key
    employee stock option plans                          2,044           2,337
                                                  -------------    ------------
  Net cash used in financing activities                 (9,321)         (3,437)
                                                  -------------    ------------

  Net increase in cash and temporary cash investments      546             155
  Cash and temporary cash investments,
    beginning of period                                    962           1,117
                                                  -------------    ------------

Cash and temporary cash investments, end of period $     1,508     $     1,272
                                                  -------------    ------------
                                                  -------------    ------------

Cash paid for:
  Interest, net of amounts capitalized             $     4,393     $     5,281
  Income taxes, net of refunds                           4,750          16,136

        (The accompanying notes are an integral part of these statements)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1997.

Note 2: On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend effective February 20, 1998, for Stockholders of record on January 26, 1998. All shares issued and outstanding, as well as per share information for all periods prior to the effective date, have been adjusted to reflect the split.

Note 3: At June 30, 1998, the Company had $4.7 million in restricted supplier refunds, of which $202,000 were received in the current quarter. Upon order of the North Carolina Utilities Commission (NCUC), the Company has invested all of these funds in U. S. Treasury securities until such time as the Commission orders the funds transferred to an Expansion Fund (the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory which would otherwise not be economically feasible to serve. As of June 30, 1998, the Company has transferred a total of $14.3 million to the Fund and has $15.9 million, including interest, in the fund. The total amount available in the Fund and in restricted supplier refunds not yet transfer to the Fund was $20.6 million as of June 30, 1998. These Funds are available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

     On August 28, 1995, the Company was granted approval by the NCUC to extend natural gas service into Duplin and Onslow Counties using expansion fund dollars totaling $12.4 million. Due to delays and additional work caused by environmental studies, the estimated costs to complete the project increased $5.4 million. The NCUC has authorized the Company to use an additional $4.3 million from the Fund to cover the increase in negative net present value of the project. As of June 30,

     1998 the Company, as approved by the NCUC, has received cumulative payments of $2.0 million from the Fund for that project.

     On April 29, 1998, the Company filed an application with the NCUC to provide natural gas service to Bertie and Martin counties using the Fund. On July 8, 1998 the Company filed an amendment to extend this project an additional six miles to Robersonville, NC. The amended main extension project would run approximately 40 miles from Ahoskie, NC to Robersonville, NC and cost $12.6 million. The negative net present value of the project requested from the Fund is $7.5 million. This amendment was accepted for filing by the NCUC on July 31, 1998. A hearing on the Company's amended application is scheduled for September 9, 1998.

Note 4: On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its order granting a pretax recovery of $1.9 million. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized an $.11 increase in earnings per share in the nine and twelve month periods ended June 30, 1997.

Note 5: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of SFAS No. 128 had no effect on the Basic and Diluted EPS for the three, nine and twelve month periods ended June 30, 1998 and 1997.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits". SFAS No. 132 is an amendment of FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 requires additional disclosures of the changes in the benefit obligation and plan assets during the period, including economic events during the period. Economic events include amendments, combinations, divestitures, curtailments and settlements. This statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this standard October 1, 1998 and does not expect the adoption to have a material effect on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this standard October 1, 1999. The impact on the Company's financial statements is not determinable at this time.

                                     Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)      Material Changes in Financial Condition
         ---------------------------------------

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment, employee stock purchase and key employee stock option plans along with committed bank lines of credit totaling $36.0 million. At June 30, 1998, loans totaling $13.0 million were outstanding under the lines of credit compared to $15.0 million outstanding at September 30, 1997.

     The  Company's  business is seasonal in nature as  fluctuations  in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage as of June 30, 1998, which is somewhat offset by higher average gas costs. This also accounts for the lower level of accounts receivable in the current quarter.

     Recoverable Purchased Gas Costs and Refunds Payable primarily represent the difference between the Company's benchmark gas cost rate charged to customers and the actual cost of gas, including demand charges. If the Company's benchmark rate charged to customers exceeds the actual cost of gas, Recoverable Purchased Gas Costs will decrease and Refunds Payable will increase. Should the benchmark rate charged to customers be less than the actual cost of gas, Refunds Payable will decrease and Recoverable Purchased Gas Costs will increase. It is the Company's policy to manage the benchmark cost of gas to minimize, if possible, large over or under recoveries.

     Net cash provided by operating activities increased $8.1 million for the nine months ended June 30, 1998, as compared to the same period last year. This increase was due primarily to (1) an increase in Refunds Payable and a decrease in Recoverable Purchased Gas Cost due to a higher benchmark cost of gas in rates; (2) a decrease in payments for Federal Income Taxes due to prepaid income taxes at the end of fiscal year 1997; and (3) an increase in accounts payable due to the timing of gas purchases and purchase commitments in connection with the Company's construction program.

     Construction spending was $27.2 million, after giving effect to monies received from the Fund, for the nine months ended June 30, 1998, compared to $24.6 million for the same period last year. Construction expenditures for the remainder of Fiscal Year 1998 are projected to be $16.0 million. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1998. The Company expects to issue long-term debt to replace short-term borrowings in early Fiscal Year 1999.

     Net cash used in financing activities increased $5.9 million for the nine months ended June 30, 1998, as compared to the same period last year. The increase was due to strong cash flows from operating activities allowing the Company to lower short-term debt levels by $2.0 million for the nine months ended June 30, 1998, as compared to increased borrowings of $3.0 million in the same period last year.

(2)  Material Changes in Results of Operations
     -----------------------------------------

     Net income increased $178,000 for the three month period ended June 30, 1998, as compared to the same period last year. The three month period ended June 30, 1998 was positively affected by increased margins due to continued customer growth in the higher margin residential and commercial natural gas markets and increased income from the Company's propane operations as compared to the same period last year.

     Net income decreased, $699,000, and $1.0 million, respectively, for the nine and twelve month periods ended June 30, 1998, as compared to the same periods last year. Both prior year periods ended June 30, 1997, include a nonrecurring credit of $1.1 million related to the settlement of a long-standing regulatory matter (see Note 4). Excluding the nonrecurring credit, net income increased $439,000 and $96,000 for the nine and twelve month periods ended June 30, 1998. Affecting both periods were (1) a peak month customer growth rate of 4.3%; and (2) a shift in the sales mix away from lower margin industrial customers to higher margin residential and commercial customers. These positive factors were offset by higher utility interest charges, higher depreciation and higher operations and maintenance expenses as a result of the greater investment in plant and maintenance activities necessary to support the growing customer base.

     The chart below compares margins for the three, nine and twelve month periods by customer class (000's omitted):

                         GROSS MARGIN BY CUSTOMER CLASS
                         ------------------------------

                             3 Months           9 Months            12 Months
                        ----------------   ----------------    ----------------
                         1998      1997      1998     1997       1998     1997
                       -------   -------   -------  -------    -------  -------

Residential            $ 5,301   $ 4,691   $23,106  $21,584   $26,244   $24,585

Commercial               2,869     2,608    13,855   12,625    16,230    14,933

Industrial               5,628     5,544    19,953   20,073    25,909    25,396

Municipal                  972       971     6,766    6,582     7,639     7,529
                       -------   -------   -------  -------    -------  -------
Total                  $14,770   $13,814   $63,680  $60,864   $76,022   $72,443
                       -------   -------   -------  -------    -------  -------
                       -------   -------   -------  -------    -------  -------

     Gross margin increased $956,000, $2.8 million, and $3.6 million, respectively, for the three, nine and twelve month periods ended June 30, 1998, compared to the same periods last year. Positively affecting all periods were
(1) increased customer growth in the higher margin residential and commercial markets which the Company serves; (2) customer growth behind the city gates of the wholesale municipal customers served by the Company; and (3) a shift in the sales mix away from lower margin industrial customers to higher margin residential and commercial customers. The Company's Weather Normalization Adjustment (WNA) ratemaking mechanism largely mitigates the change in margin from residential and commercial customers (including those customers served by the four municipal customers) due to yearly fluctuations in weather patterns, but is in effect only from November 16 to April 15 of each year.

     Gross margin for the industrial class of customers was down for the nine month period ended June 30, 1998 as compared to the same nine month period last year. This was due to a reduction in minimum contract billings in the 1998 period as compared to the same period in 1997, and a reduction in volumes delivered during the nine months ended June 30, 1998 to interruptible customers due to more cold weather curtailments of service to this customer rate class as compared to the same winter period last year. In addition, the Company experienced loss of load to alternative fuel customers who, due to lower oil prices compared to the same period last year, switched fuel sources. Eight of these customers are covered under the Company's Price Sensitive Volume Adjustment (PSVA), which keeps the Company margin neutral by crediting any margin earned to all other customers and protecting the Company against large volume losses. However, a portion of the volumes lost from these customers switching to an alternative fuel was offset by increased volumes to customers which contribute greater margin.

     The chart below shows total throughput volumes (in thousands of dt) for the three, nine and twelve month periods ended June 30, 1998 and 1997 by customer class:

                   THROUGHPUT VOLUMES (mdt) BY CUSTOMER CLASS
                   ------------------------------------------

                             3 Months           9 Months            12 Months
                        ----------------   ----------------    ----------------
                         1998      1997     1998      1997      1998     1997
                       -------   -------   -------  -------    -------  -------
Residential             1,112     1,049     6,056    5,852      6,390    6,165

Commercial              1,136     1,113     5,270    4,993      6,428    6,103

Industrial              8,889     9,100    23,780   24,476     33,371   33,153

Municipal               1,555     1,712     7,515    7,614      8,954    9,026
                       -------   -------   -------  -------    -------  -------
Total                  12,692    12,974    42,621    42,935    55,143   54,447
                       -------   -------   -------  -------    -------  -------
                       -------   -------   -------  -------    -------  -------

     The following chart shows the same total throughput volume classified by sales and transportation:

                  THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                   -------------------------------------------

                             3 Months           9 Months            12 Months
                        ----------------   ----------------    ----------------
                         1998     1997      1998      1997       1998    1997
                       -------   -------   -------  -------    -------  -------

Sales                    5,379    4,747     24,145   24,623     28,040   30,106

Transportation           7,313    8,227     18,476   18,312     27,103   24,341
                       -------   -------   -------  -------    -------  -------

Total                   12,692   12,974     42,621   42,935     55,143   54,447
                       -------   -------   -------  -------    -------  -------
                       -------   -------   -------  -------    -------  -------

     The Company earns the same profit margin on transportation of customer-owned gas as it earns from bundled sales service to those customers. However, changes in the mix of transportation and sales volumes can have a significant impact on operating revenues and cost of gas, because the commodity cost of gas associated with transportation volumes is paid by the customer directly to the customer's supplier and is, therefore, not incurred or billed by the Company. Transportation volumes decreased for the three month period ended June 30, 1998, as compared to the same period last year. This was due to the loss of industrial customers to alternative fuel, primarily oil, as a result of a significant decrease in the price of oil in relation to natural gas. Transportation volumes increased for the nine and twelve month periods as compared to same periods last year due to a higher benchmark commodity cost of gas in the Company's rates during the winter months, causing more transportation customers to secure their own commodity.

     Weather in the Company's service area was 51%, 3.0%, and 3.0% warmer for the three, nine and twelve month periods ended June 30, 1998, respectively, compared to the same periods last year. However, customer growth resulted in overall increased deliveries to weather-sensitive residential, commercial and municipal customers. Industrial volumes decreased in the three and nine month periods due to lower prices of competitive fuel, primarily oil, to duel fuel, price-sensitive customers.

     Operating revenues increased $2.0 million for the three month period ended June 30, 1998, as compared to the same period last year. Operating revenues decreased $4.9 million and $8.1 million for the nine and twelve month periods ended June 30, 1998 as compared to the same periods last year. The increase in the three month period and the decreases in the nine and twelve month periods were caused by mix changes between transportation and sales volumes to industrial and municipal customers. For the three month period ended June 30, 1998, market prices exceeded the Company's benchmark price causing a shift from transportation services to sales services. In addition, some alternative fuel customers, who normally transport, switched to oil due to a steep decline in oil prices. Conversely, due to market prices which were less than the Company's benchmark prices of gas during the nine and twelve month periods, there were some shifts to transportation services from sales.

     Cost of gas increased $1.0 million for the three month period ended June 30, 1998, as compared to the same period last year. This was due to decreased transportation of customer-owned gas and higher sales by the Company and an increase in the average commodity cost of gas as compared to last year. Cost of gas decreased $7.7 million and $11.7 million for the nine and twelve month periods ended June 30, 1998, respectively, as compared to the same periods last year. These decreases were caused primarily by increased transportation of customer-owned gas and lower sales of gas by the Company, and decreases in the average commodity cost of gas in each period as compared to the same periods last year.

     Operating and maintenance expenses increased $473,000, $942,000 and $1.6 million, respectively, for the three, nine and twelve month periods ended June 30, 1998, as compared to the same periods last year. Affecting all periods were
(1) increased transmission and distribution expenses to support the Company's customer growth rate; (2) increased employee compensation costs associated with the increased customer base and inflation; and (3) higher employee medical claims.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant related to expansion and customer growth.

     Income taxes decreased slightly for the three, nine and twelve month periods ended June 30, 1998, as compared to the same periods last year. These decreases were caused by lower utility income as a result of higher utility interest expenses incurred to fund the Company's transmission and distribution expenditures.

     Other income net increased $115,000 for the three month period ended June 30, 1998, as compared to the same period last year. This was primarily due to increased income from the Company's propane operations. Other income, net, decreased $1.1 million and $1.3 million, respectively, for both the nine and twelve month periods ended June 30, 1998 as compared to the same periods last year. Affecting both the nine and twelve month periods was a nonrecurring after-tax credit of $1.1 million related to the settlement of a long-standing regulatory matter (see Note 4).

     Utility interest expense increased $62,000, $442,000 and $466,000, respectively, for the three, nine and twelve month periods ended June 30, 1998, as compared to the same periods last year. These increases were due primarily to increased interest expense related to higher levels of short-term borrowings used to finance a customer growth rate of more than 4%. This was offset somewhat by an increase in allowance for funds used during construction and lower interest expense on long-term debt due to scheduled debt repayments.

     The Year 2000 issue exists because many computer systems and applications use two- digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG began evaluation of this problem in 1995. The Company has assessed and identified internal software and hardware components in both information technology and non- information technology applications. As a result of this assessment, the Company has decided to accelerate the planned replacement of all critical systems with new software, and in some cases hardware, which is Year 2000 compliant. Existing non-Year 2000 compliant systems have been and will continue to be replaced as the new systems are installed. All work will be completed in mid-calendar 1999. The estimated cost of replacement, including costs incurred to date, is $6.5 million. The cost of completion and projected completion dates are estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third part vendor compliance and other factors. The Company is capitalizing some costs and expensing certain costs in accordance with current accounting standards. NCNG considers these costs to be prudent costs incurred in the ordinary course of business, and therefore, recoverable through rates.

     The Company's Year 2000 plan includes an assessment of critical suppliers and vendors to determine the readiness of their Year 2000 plans. While the Company has monitored and will continue to monitor supplier and vendor progress on this issue, the Company does not control third party Year 2000 remediation plans and cannot guarantee all third parties will be Year 2000 compliant. The Company cannot quantify at this time the impact of the failure of one or more suppliers to deliver critical supplies and services. The Company is also in the process of establishing a contingency plan and expects to have it completed by the end of Fiscal 1999.

     Statements make herein and elsewhere in this quarterly report which are not historical in fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

                          PART II - OTHER INFORMATION
                           ---------------------------




Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in the Rights of the Company's Security Holders
        -------------------------------------------------------

        None.

Item 3. Default Upon Senior Securities
        ------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits
            --------

            None.

        (b) Reports on Form 8-K
            -------------------

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


                                          NORTH CAROLINA NATURAL GAS CORPORATION
                                          --------------------------------------
                                                        (Registrant)







Date:  August 14, 1998                 /s/Gerald A. Teele
                                 -----------------------------------------------
                                 Gerald A. Teele
                                 Senior Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)



Date: August 14, 1998                  /s/Ronald J. Josephson
                                 -----------------------------------------------
                                 Ronald J. Josephson
                                 Vice President-Financial Services
                                 (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------


                                INDEX OF EXHIBITS
                                -----------------




     The following exhibit is filed as part of this Form 10-Q for the period ended June 30, 1998:


Exhibit
Number
-------

 10-34                     - Employment Agreements executed in 1998 with certain
                             Executive Officers

  27                       - Financial Data Schedule

                                                                   Exhibit 10-34
                                                                     Page 1 of 6


                              EMPLOYMENT AGREEMENT
                              --------------------

     AGREEMENT made this 28th day of July, 1998, between NORTH CAROLINA NATURAL GAS CORPORATION, a Delaware corporation, (the "Company"), and GEORGE M. BALDWIN, (the "Executive");

     The   Executive   is   presently   employed   by  the   Company   as   Vice
President-Marketing;

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

                                                                   Exhibit 10-34
                                                                     Page 2 of 6

     1. Operation of Agreement.
        -----------------------

     The effective date of this Agreement shall be the date on which a Change in Control of the Company occurs. A "Change in Control" shall be deemed to have occurred if (i) the Company consolidates or merges into or with another corporation as a result of which the Company is not the surviving corporation, or (ii) a majority of the outstanding shares of the Company is acquired by any other corporation or other person or group. "Group" shall mean persons who act in concert as described in Section 14(d)(2) of the Securities Exchange Act of 1934, as amended.

     2. Period of Employment.
        ---------------------

     The Company shall continue the Executive in its employ for a period of three years commencing upon a Change in Control (the "Period of Employment"), in the position and duties and responsibilities set forth below.

     3. Position, Duties, Responsibilities.
        -----------------------------------

     During the period of Employment, the Executive shall continue to exercise such authority and perform such executive duties as are substantially equivalent to and reasonably commensurate with his position immediately prior to the Change in Control, with consideration being given to the size of the Surviving Corporation if the Company is merged into another corporation.

     4. Compensation and Related Matters.
        ---------------------------------

     (a) Salary.  During the period of Employment,  the Company shall pay to the
         -------
Executive a salary not less than his annual rate of salary in effect at the change in control, payable in a manner consistent with the Company's policy. Compensation of the Executive by salary payments shall not be deemed exclusive and shall not prevent the Executive from participating in any other compensation or benefit plan of the Company.

                                                                   Exhibit 10-34
                                                                     Page 3 of 6

     (b) Other  Benefits.  During the period of  Employment,  the Company  shall
         ----------------
maintain in full force and effect, and the Executive shall be entitled to continue to participate in, all of its employee benefit plans and arrangements in effect at the Change in Control, or plans or arrangements providing the Executive with at least equivalent benefits thereunder based on all service with the Company, including without limitation any pension and retirement plan, life insurance, health and accident plan, and disability income plan.

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

     5. Termination Following Change in Control.
        ----------------------------------------

     (a) If, after a Change in Control shall have occurred, the Executive's employment by the Company shall be terminated, then the Executive shall be entitled to the benefits provided below, unless such termination is (i) because of his Death or Retirement, (ii) by the Company for Cause or Disability, or
(iii) by the Executive other than for Good Reason, or such terms as defined in paragraph (b) of this Section.

     (1) The Executive's  salary shall be continued for two (2) years and eleven
(11) months, provided that if the Executive shall obtain a position with another employer at a lesser salary, the amount of the salary paid hereunder shall be reduced to the difference, if any, between the salary continued hereunder and the Executive's salary in the position obtained with another

                                                                   Exhibit 10-34
                                                                     Page 4 of 6

employer, and (2) the Executive shall be entitled to continue to participate in any pension or retirement plan, life insurance, health and accident plan and disability income plan for two (2) years and eleven (11) months at a level which is not materially less than that in effect at the time of Change in Control provided that if the Executive shall obtain a position with another employer, the benefit plans as set out above shall be discontinued sixty (60) days after the date the Executive is so employed.

     (2) The Company shall also reimburse the Executive for all legal fees and expenses incurred in seeking to obtain or enforce any right or benefit provided by this Agreement.

     (b) Definitions of terms as used herein are as follows:

     (1) Disability.  Termination by the Company of the  Executive's  employment
         -----------
based on "Disability" shall mean termination because of his absence from his duties with the Company on a full time basis for 180 consecutive business days, as a result of his incapacity due to physical or mental illness.

     (2)  Retirement.  Termination  by  the  Company  or  the  Executive  of his
          -----------
employment based on "Retirement" shall mean termination in accordance with the Company's retirement policy, including early retirement, generally applicable to its salaried employees.

     (3) Cause.  Termination  by the Company of the  Executive's  employment for
         ------
"Cause" shall mean termination upon (i) the willful and continued failure by him substantially to perform his duties with the Company (other than any such failure resulting from his incapacity due to physical or mental illness), or
(ii) the willful engaging by him in misconduct which is materially injurious to the Company, monetarily or otherwise.

     (4) Good Reason.  Termination  by the Executive of his employment for "Good
         ------------
Reason" shall mean termination subsequent to a Change in Control based on (i) the assignment to the Executive of any duties which are materially inconsistent with his position as described above; or

                                                                   Exhibit 10-34
                                                                     Page 5 of 6

(ii) a reduction by the Company in the Executive's base salary or other benefits as described above or as the same may be increased from time to time; or (iii) the failure by the Company to obtain the assumption of this Agreement by any successor as contemplated herein.

     6.  Successors; Binding Agreement.
         ------------------------------

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

     7.  Miscellaneous.
         --------------

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

                                                                   Exhibit 10-34
                                                                     Page 6 of 6
     8.  Governing Law.
         --------------
     The provisions of this Agreement shall be construed in accordance with the laws of the State of North Carolina.

     9. Counterparts.
        -------------

     This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Severability.
         -------------

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

                                              /s/George M. Baldwin
                                          ________________________________(SEAL)
                                          GEORGE M. BALDWIN, Executive


                                          NORTH CAROLINA NATURAL GAS CORPORATION


                                               /s/Calvin B. Wells
                                          BY____________________________________
                                              President

ATTEST:
    /s/Sally T. Sowers
BY___________________________
  Sally T. Sowers, Secretary