Form 10-K
period 1998-09-30
NORTH CAROLINA NATURAL GAS CORP
filed 1998-12-15
CIK 72596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ...............to ..............

                           Commission file number 0-82

                     NORTH CAROLINA NATURAL GAS CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 56-0646235
-------------------------------           --------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No. )



            150 Rowan Street, Fayetteville, North Carolina 28301-4993
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (910) 483-0315
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

   Title of each class                 Name of each exchange on which registered
-------------------------           --------------------------------------------
 Common stock, par value                       New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Estimate  aggregate  market value of the voting stock held by nonaffiliates of the registrant at November 27, 1998..............................$324,762,762

Number of shares of Common Stock outstanding at November 27, 1998.....10,129,053

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement dated December 4, 1998 relating to the January 12, 1999 Annual Meeting of Shareholders, are incorporated by reference into Part III of this annual report.

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998



                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----


                                     PART I.

1.      Business      ....................................................    3
        Executive Officers of the Registrant..............................   12
2.      Properties .......................................................   13
3.      Legal Proceedings.................................................   13
4.      Submission of Matters to a Vote of Security Holders...............   13


                                    PART II.

5.       Market for Registrant's Common Equity and
             Related Stockholder Matters..................................   14
6.      Selected Financial Data    .......................................   15
7.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   16
8.      Financial Statements and Supplementary Data.......................   22
        Report of Independent Public Accountants..........................   42
        Management's Responsibility for Financial Statements..............   43
9.      Changes in and Disagreements on Accounting and
             Financial Disclosures   .....................................   45



                                    PART III.

10.      Directors and Executive Officers of the Registrant...............   45
11.      Executive Compensation ..........................................   45
12.      Security Ownership of Certain Beneficial Owners
           and Management ................................................   45
13.      Certain Relationships and Related Transactions...................   45


                                    PART IV.

14.      Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...........................................   46
Signatures ................................................................   49
Index to Exhibits..........................................................   46

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                                     PART I
                                     ------

Item 1.  Business
-----------------

General
-------

     North Carolina Natural Gas Corporation (NCNG or the Company), whose principal office is located at 15O Rowan Street, Fayetteville, North Carolina 28301, was incorporated in 1955 under the laws of the State of Delaware. It is engaged in the transmission and distribution of natural gas through approximately 1,020 miles of transmission pipeline and approximately 2,761 miles of distribution mains. Natural gas is sold under regulated rates to approximately 162,000 customers in 86 cities and towns and four municipal gas distribution systems in eastern and southcentral North Carolina.

     The Company purchases and transports natural gas under long-term contracts with Transcontinental Gas Pipe Line Corporation (Transco), Columbia Gas Transmission Corporation (Columbia) and several major oil and gas producers. Approximately 51% of NCNG's total available gas supply in 1998 was purchased under long-term contracts, in the spot market or with nonpipeline suppliers for system supply, and approximately 49% was received for transportation to various customers. The Company also serves propane gas to approximately 11,200 customers and provides gas appliance sales and services to gas customers and new home builders.

     The  Company has four  subsidiaries:  Cape Fear  Energy  Corporation  (Cape
Fear), NCNG Energy Corporation (Energy), NCNG Pine Needle Investment Corporation (Pine Needle Investment) and NCNG Cardinal Pipeline Investment Corporation (Cardinal Pipeline Investment). See Note 4 to the Consolidated Financial Statements for a discussion of the Company's subsidiaries.

     On November 10, 1998, the Company and Carolina Power & Light Company ("CP&L"), a North Carolina corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of the Company and CP&L. (See Note 11 to the Consolidated Financial Statements.)

Financial Information About Industry Segments
---------------------------------------------

     The Company has two segments: (1) a regulated natural gas transmission and local distribution segment (LDC), and (2) an unregulated segment which participates in energy related profit-making ventures. See Note 10 to the Consolidated Financial Statements for financial information about industry segments.

Narrative Description of Business
---------------------------------

General -

     The Company distributes natural gas to residential, commercial, industrial and municipal customers in a substantial portion of the south-central and eastern sections of North Carolina. The population in the Company's franchised territory is approximately 2,581,000. Principal cities or towns served include Albemarle, Dunn, Fayetteville, Goldsboro, Greenville, Indian Trail, Kinston, Lumberton, New Bern, Monroe, Roanoke Rapids, Rockingham, Rocky Mount, Smithfield/Selma, Southern Pines, Wilmington and Wilson.

     The Company's service area is attractive to industry due largely to good climate, favorable labor relations, responsible local and state government, good transportation, and the proximity of this area to major markets.

     Industrial activities in the service area are diverse. The Company serves customers Industrial activities in the service area are diverse. The Company serves customers engaged in the manufacture of brick and ceramics, chemicals, fertilizers, glass, nuclear fuels, textiles, plywood and other wood products, and in the processing of aluminum and other metals, tobacco, rubber, dairy and food products. The Company also provides natural gas service to three large military bases and two electric utilities.

     Following is a summary of regulated operating revenues (in 000's) by major customer classification and nonregulated operating revenues for the years 1994 through 1998:

                              1998        1997       1996       1995      1994
                              ----        ----       ----       ----      ----

Residential & Commercial   $  80,223   $ 80,270   $ 78,849   $ 51,841   $ 58,748
Municipalities for Resale     21,492     24,829     31,545     20,189     23,471
Industrial/electric power
generation                    72,732     76,604     86,244     73,642     78,118
                              ------     ------     ------     ------     ------
    Total regulated revenues 174,447    181,703    196,638    145,672    160,337

Nonregulated Revenues         57,468     53,831     38,563     24,508     13,224
                              ------     ------     ------     ------     ------

Total Revenues             $ 231,915   $235,534   $235,201   $170,180   $173,561
                           -------     --------   --------   --------   --------
                           -------     --------   --------   --------   --------

     The regulated revenues above include revenues from both gas sold to customers and for transportation of customer-owned gas. The Company's revenues from transportation are lower than from sales because it does not incur or bill the commodity cost of gas for transported volumes. However, the Company generally earns the same margin on a dekatherm (dt) of gas whether transported or sold because transportation rates exclude only the commodity cost of gas which the customer pays directly to its supplier, and related gross receipts taxes.

     The nonregulated revenues include gas marketing revenues from the Company's marketing subsidiaries as well as the revenues from the Company's propane and appliance sales and service divisions.

     Regulated operating revenues declined to $174.7 million in 1998 from $181.7 million in 1997. While sales volumes remained flat in 1998 compared to 1997, lower commodity gas prices included in the Company's rates contributed to the decline in regulated revenues.

     Nonregulated revenues increased to $57.9 million in 1998 from $53.8 million in 1997 due to increased off-system sales by the Company's marketing subsidiary. This was partially offset by lower propane revenues due to the lower commodity cost of propane gas and lower revenues from the sale and service of appliances.

     Regulated revenues declined to $181.7 million in 1997 from $196.6 million in 1996 due primarily to increased transportation service which resulted in lower sales to large customers. Large industrial and municipal customers switch from sales to transportation services when the utility's benchmark sales rate, as approved by the North Carolina Utilities Commission (NCUC), is above the spot market rate for natural gas. See Regulations and Rates on Page 9 for discussion of the Company's benchmark rate. Partially offsetting this decrease was an average increase of 14.7% in the commodity cost of gas in 1997 over 1996.

     Nonregulated revenues increased to $53.8 million in 1997 from $38.6 million in 1996 due to increased sales volumes of the Company's marketing subsidiary as large customers switched from utility sales service to transportation service as discussed in the preceding paragraph.

     Regulated revenues increased to $196.6 million in 1996 from $145.7 million in 1995 due primarily to: (1) the general rate increase effective November 1, 1995; (2) increased sales volumes caused by customer growth and colder winter weather; (3) higher natural gas commodity prices; (4) a switch to more sales service and less transportation volumes in 1996 compared to 1995; and (5) an increase in the customer base.

     Nonregulated revenues increased to $38.6 million in 1996 compared to $24.5 million in 1995 due to increased off-system sales by the Company's marketing subsidiary, increase sales by the Company's propane division due to customer growth and an increase in the commodity cost of natural gas and propane.

     Regulated revenues declined to $145.7 million in 1995 from $160.3 million in 1994 primarily due to a reduction in gas costs. The average commodity cost of gas declined to an average of $1.68 per dt from $2.21 per dt in 1994. However, increased total throughput, together with customer growth which provided additional facilities charges, somewhat offset the decline in revenues related to lower gas sales.

     Nonregulated revenues increased from $24.5 million in 1995 as compared to $13.2 million in 1994 due to increased sales by the Company's marketing subsidiaries as a result of a 225% increase in transportation volumes.

Natural gas supply -

     During 1998 the Company received 7,865,000 dt of natural gas under its firm sales contract with Transco. It purchased 21,113,000 dt in the spot market or from other nontraditional sources, including long-term contracts with producers or national gas marketers. The Company also transported 26,810,000 dt of customer-owned gas in 1998. The outlook for natural gas supplies in the Company's service area remains favorable as both Transco and Columbia are "open access" pipelines, and the Company has many sources of gas available on a firm basis. Nationally, gas supplies are adequate and no supply curtailments are anticipated.

     See Page 10 of this report for additional information regarding Federal regulation of interstate pipelines.

     The following table summarizes the supply sources which are under contract or otherwise available to the Company as of November 1, 1998:

                                                         Maximum        Contract
                                          Daily           Annual      Expiration
                                   Deliverability (a)   Quantity (a)       Date
                                   ------------------   ------------   ---------
                                           (dt)            (dt)
Transco -
         Firm Transportation (FT)       145,935  (b)     53,266,275         2013
         Firm Sales (FS)                 55,935          20,416,275         2001
         General Storage (GSS)            2,070              98,790         2013
         Washington Storage (WSS)        32,154 (c)       2,734,180         1998
         Liquefied Gas Storage (LG-A)     5,320              26,600         2016
         Southern Expansion (FT)         16,871  (b)(d)   2,444,553         2005
         Eminence Storage (ESS)          39,373  (g)        316,914         2013

Columbia Gas Transmission -
         Firm Transportation (FT)        19,801  (b)      7,227,365         2004
         Firm Storage Service (FSS)       5,199             223,238         2004

Amerada Hess -
         Firm Sales                      15,000  (e)(f)   3,732,750         2004
         Firm Sales                      11,871  (e)(f)   3,076,521         1999

Conoco, Inc. -
         Firm Sales                      10,000  (d)(f)   1,510,000         1999

Coral Energy Resources-
         Firm Sales                      25,000   (e)(f)  6,450,000         2000

Duke Energy Trading and Marketing LLC -
         Firm Sales                      10,000  (e)(f)   2,580,000         1999

Dynegy, Inc. -
         Firm Sales                       9,965  (d)(f)   1,504,715         1999

El Paso Energy Marketing Company -
         Firm Sales                      10,000  (e)(f)   2,580,000         1999

Exxon Company, U.S.A. -
         Firm Sales                      14,888  (f)      5,434,120         2003

NorAm Energy Services, Inc. -
         Firm Sales                       4,893  (e)(f)   1,785,945         1999

Sonat Marketing Company
         Firm Sales                       5,000  (d)(f)     755,000         1999

Southern Company Energy Marketing -
         Firm Sales                      10,000  (d)(f)   1,510,000         1999

LNG Plant (Company owned)                97,200  (h)      1,000,000          N/A

a) Quantities are shown in dekatherms (dt) (one dt equals 1,000,000 Btu or one Mcf at 1,000 Btu/cu. ft.). Transco demand billings were converted from Mcf determinants to dt determinants on October 1, 1996 as required by FERC Order 582.

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

(c) Washington Storage volumes may be withdrawn to the extent that the basic contract gas from Transco or other suppliers is unavailable on any day or if the Company elects to take such gas instead of other supplies. Service has continued subsequent to contract expiration under provisions of Transco's FERC tariff. FERC approval of abandonment would be required to terminate service.

d) Winter months only (November through March).

(e) Provides for a lower daily deliverability volume in the summer period (April through October).
(f) The Amerada Hess; Conoco, Inc.; Coral Energy Resources; Duke Energy Trading and Marketing LLC; Dynegy, Inc.; El Paso Energy Marketing Company; Exxon Company, U.S.A.; NorAm Energy Services, Inc.; Sonat Marketing Company; and
Southern Company Energy Marketing contracts are for gas supply only - no pipeline capacity is included. Supplies purchased from these suppliers flow on the Company's FT contracts with Transco and Columbia (See (b) above).

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

     As of November 1, 1998, the Company had entered into long-term gas supply contracts with major producers or national natural gas marketers for firm supplies in the winter season totaling 126,617 dt/day on Transco and Columbia. Additionally, the Company has a firm sales contract with Transco to provide gas supplies of 55,935 dt/day which the Company uses as its primary "swing" supply to accommodate changes in the level of demand on its system.

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

     On July 28, 1998, the NCUC initiated a review to determine whether the Company should be allowed to retain its exclusive franchise for seventeen unserved counties in its service area, including three - Bertie, Martin and Onslow - that are included in NCUC - approved expansion projects currently in progress. Hearings were held December 7 and 8, 1998. The Company expects an Order from the NCUC in February 1999. Management expects that the NCUC will decide that the Company's exclusive franchise to serve some of these counties - including the three named above - will be retained, and that losses, if any, of exclusive franchise rights to serve the other unserved counties will not have a material adverse impact on the Company because (1) none of the fourteen other unserved counties are economically feasible to serve as they are rural or coastal counties located far from existing pipelines and do not have significant potential natural gas loads, and (2) the Company may reapply to serve such counties using Expansion Funds or the newly-authorized Natural Gas Bond Funds, to the extent such funds are available.


Seasonal nature of business -

     The Company's business is seasonal in nature. Cold weather affects customer demand in high priority markets and generally results in greater earnings during the winter months. In the Company's October 1995 General Rate Order, residential and commercial rates were increased while industrial rates were decreased, thus further increasing the seasonal variation in revenues, margins and earnings. However, the Company's deliveries to high load factor industrial customers, together with summer season deliveries for agricultural crop drying and electricity generation, help to minimize quarterly variations in throughput volumes and earnings.

     The Company normally injects gas into storage during periods of warm weather and withdraws it during periods of cold weather. The storage and various other contracts as shown on Pages 6 and 7 provide adequate daily supply to meet the Company's peak-day requirements.

     Short-term debt is used for the seasonal financing of stored gas inventories and for the Company's ongoing construction program prior to obtaining long-term financing. These loans, in the form of conventional notes, are normally repaid to the banks from the funds generated by the winter sale of the stored gas. At September 30, 1998, $20.0 million in short-term debt was outstanding compared to $15.0 million at September-30, 1997.


Unregulated Businesses -

     The Company has four subsidiaries  which are not regulated by the NCUC. See
Note 4 to the Consolidated Financial Statements.

     In addition to the Company's subsidiaries, the Company operates a propane division, which engages in the sale of propane to customers who do not have access to natural gas. Sales of propane increased 5.3% to 6.9 million gallons in 1998 due to the addition of 1,000 new customers. Pretax income increased to $1.25 million in Fiscal 1998 compared to $638,000 million in Fiscal 1997 due to a 15% increase in gross margin on propane sales as a result of addition of higher margin residential customers.

     The Company also operates an appliance sales and service division which sells, installs and maintains gas appliances. Sales of the appliance division were $3.9 million in 1998 compared to $4.5 million in 1997. Sales decreased due to increased competition from large retailers of appliances and a general downturn in the home appliance market in 1998.


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

     Also as part of the October 27, 1995 Rate Order, the NCUC approved:

     * Continuation of the Weather Normalization Adjustment (WNA) mechanism originally approved in 1991 (See below).
     * Establishment of the Price Sensitive Volume Adjustment (PSVA) mechanism to replace the Industrial Sales Tracker (IST) effective November 1, 1995. The PSVA, while narrower in scope than the IST, protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an alternative fuel while providing that all actual margins earned on deliveries of gas to such customers shall be flowed through to all other customers.
    * An increase in depreciation rates for certain distribution plant. The increased depreciation rates account for approximately $750,000 of the $4.2 million annual revenue increase.
    * The accounting for and recovery in rates of costs associated with environmental assessment and remediation of a former manufactured gas plant (MGP) site. The NCUC found that NCNG acted in a reasonable and prudent manner in responding to the 1991 North Carolina Department of Environmental Health and Natural Resources Division of Environmental Management's Notice of Violation of Water Quality Standards as a result of MGP by-products at the Kinston site. Accordingly, the NCUC approved the Company's proposal to recover an annualized amount of MGP costs based on amounts expended, net of recoveries from third parties.

     The WNA  benefits  both the  Company  and its  space-heating  customers  by
reducing  large  swings  in  customers'   bills  and  Company  revenues  due  to
fluctuations in winter weather.  This WNA

Rider increases margins to the Company on its temperature-sensitive load during warmer-than- normal winter weather and decreases the margin during colder-than-normal winter weather. In Fiscal 1998, winter weather was 19% warmer than normal and, accordingly, the WNA increased net billings to customers by $4.2 million.

     The NCUC, in a general rulemaking proceeding, revised its Purchased Gas Adjustment (PGA) procedures in April 1992. The revised procedures continue to allow the Company to recover all of its prudently incurred gas costs, but such procedures provide for several significant changes which include: (1) the establishment of a benchmark commodity cost of gas which represents the Company's estimate of the actual commodity cost of gas from all suppliers that it will incur in a future period; (2) the recovery of 100% of prudently incurred fixed costs of pipeline capacity and storage costs, including costs of any new capacity added since the last general rate case; (3) the notice period for requesting PGA rate changes was reduced to 14 days from 30 days; (4) the establishment of a tariff provision which allows the Company to recover margin losses from negotiated rates to non-PSVA large commercial and industrial customers; (5) a true- up of fixed gas costs recovered from the Company's customers; (6) a true-up of the Company's lost, unaccounted for and Company use volumes compared to such volumes included in the last general rate case; and (7) an annual review of the Company's gas costs, including the prudence thereof, by the Public Staff of the NCUC and a hearing before the NCUC. The Company's annual review of its gas costs for the 12 months ended October 31, 1997 was held in April 1998. The NCUC found the Company's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund established for the Company's system under legislation passed by the North Carolina General Assembly in 1991. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In 1998, the Company constructed the first 20-mile segment of 10-inch pipeline to Warsaw in Duplin County; continued acquiring rights-of-way and performing necessary environmental studies for the remainder of the route; and it is expected that the project will be completed in late 1999. Also, the Company has filed with the NCUC for another expansion project in Bertie and Martin Counties. The Company received an order approving the project November 19, 1998. See Note 2 to the Consolidated Financial Statements for a discussion of the Company's Expansion Projects.

     In July 1998, the Company filed with the NCUC its annual true-up of lost, unaccounted for and company use volumes for the 12 months ended June 30, 1998. Because such volumes exceeded the base period amounts included in the 1995 general rate case, the Company recouped $46,000 in 1998 from the true-up by charging that amount to the deferred gas cost account for future recovery in rates from customers.

     On December 22, 1995, the NCUC issued an Order in Docket No. G-100, Sub 67 revising the sharing mechanism for Buy/Sell and Interstate Pipeline Capacity Release transactions effective November 1, 1995. This new Order broadened the scope of covered transactions to include all "secondary market transactions" that involve use of the Local Distribution Company's firm transportation or storage capacity rights on pipelines, the capacity costs of which are recovered from utility customers. This Order changed the customer's and the Company's portions of the sharing of net compensation from 90%/10% to 75%/25%, respectively. Total secondary market transactions decreased to $3.0 million in 1998 compared to $3.2 million in 1997 due primarily to lower gas prices.

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

     During 1998, approximately 71% of total throughput on the Company's system was to customers having alternative fuel usage capabilities under interruptible rates. However, the Company's PGA and PSVA tariffs allow it to negotiate rates lower than the filed tariff rates and recover the lost margin from core market customers to keep industrial customers from leaving the system when the price of their alternative fuel is lower than the gas tariff rate. The PSVA requires that all margins earned from the eight PSVA customers must be flowed through to all other customers. Although the Company has historically benefited from the favorable spread between the prices of both No. 2 fuel oil and propane compared to natural gas and has remained competitive in most instances with No. 6 fuel oil, the market could be affected by volatility in the price of fuel oil as well as increases in the price of natural gas.

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


Other -

     On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a dividend effective February 20, 1998, for stockholders of record January 26, 1998. All shares outstanding, as well as per share information throughout this Form 10-K for all periods prior to the effective date, have been adjusted to reflect the stock split.

Employees -

     At September 30, 1998, the Company had 515 full-time employees. Employee relations are good and the Company has not had any material work stoppage due to labor disagreements. The Company has a noncontributory Employee Retirement Plan for substantially all regular employees, an employee savings plan 401(k), provides a group life and extended hospital insurance program, and other employee benefits, including an employee stock purchase plan.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


                                                                    Date Elected
Name and Age*                          Title                          An Officer
---------------           ------------------------------             -----------

Calvin B. Wells           Chairman, President and                       09/11/74
  Age - 62                        Chief Executive Officer
Gerald A. Teele           Senior Vice President, Treasurer and          01/08/80
  Age - 54                        Chief Financial Officer
Terrence D. Davis         Senior Vice President - Operations  and       01/07/91
  Age - 53                        Marketing
George M. Baldwin         Vice President - Marketing                    01/09/96
  Age - 38
Ronald J. Josephson       Vice President - Financial Services           04/17/96
  Age - 40
E. J. Mercier, Jr.        Vice President - Customer Service             09/07/77
  Age - 60
John M. Monaghan, Jr.     Vice President - Gas Supply                   01/08/91
  Age - 46                        & Transportation


____________________________

* As of December 1, 1998


     The executive officers of the Company are appointed annually by the Board of Directors immediately following the annual meeting of stockholders. The present term of all executive officers expires on January 12, 1999, the date of the next annual meeting of stockholders.

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


Item 2.  Properties
-------------------


     The Company owns approximately 1,020 miles of transmission pipelines of two to 16 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to the Company at various points conveniently located with respect to the Company's distribution area. Columbia delivers gas to one delivery point near the North Carolina- Virginia border. Gas is distributed by the Company through 2,761 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

     During Fiscal 1998, the Company invested approximately $36.6 million in new plant facilities. Approximately 6,000 natural gas and 1,000 propane residential and small commercial customers were added along with several new industrial customers. The Company has a liquefied natural gas storage plant on its system to provide additional peak day gas supply for future growth in customer demand.

     Cape Fear Energy Corporation has participated in several oil and gas exploration and development programs for several years. The Company's interest in these oil and gas programs is not material to the Company's overall operations.



Item 3.  Legal Procedures
-------------------------

     None, other than those related to issues before the North Carolina Utilities Commission and the North Carolina Department of Environment, Health and Natural Resources discussed above and in Note 9 to the Company's
Consolidated Financial Statements for the year ended September 30, 1998, and other routine litigation incidental to the Company's business.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


     No matters were submitted to a vote of NCNG's security holders during the three months ended September 30, 1998.

                                     PART II
                                     -------


Item 5.  Market for the Registrant's Common Equity
--------------------------------------------------
            and Related Stockholder Matters
            -------------------------------

     Principal market - The Company's common stock is traded on the New York Stock Exchange (NYSE Symbol NCG).

     Approximate number of holders of common stock - The number of holders of record of the Company's common stock as of November 27, 1998: 4,710.

     Stock price and dividend information -

     The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1998 and 1997, restated to reflect a 3-for-2 stock split effective February 20, 1998.

QUARTER    Sept. 30 June 30  Mar. 31  Dec. 31 Sept. 30  June 30  Mar. 31 Dec. 31
ENDED        1998    1998     1998     1997     1997     1997      1997    1996
           -------  -------- -------- -------  ------- --------  ------- -------

COMMON
STOCK
PRICES -
High . . . $26.500  $27.000  $27.938  $23.292  $23.333  $22.250  $22.167 $20.917
Low . . .  $23.063   22.250  $23.250  $20.500  $20.875  $19.667  $19.167 $18.667

Cash
dividends
per
share...  $   .250  $  .250  $  .250  $  .233  $  .233  $  .233 $  .233  $  .217


     Cash dividends have been paid on common shares every year since 1969 and the annual dividend rate has been increased each year since 1979. Under terms of the Company's debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions. At September 30, 1998, approximately $30.6 million of the Company's retained earnings was unrestricted. See Note 8 to the Consolidated Financial Statements.


<PAGE 15>

Item 6.  Selected Financial Data
--------------------------------


     Share and per share information has been restated to reflect a 3-for-2 stock split effective February 20, 1998.


                                                     Years Ended September 30,
--------------------------------------------------------------------------------

                        1998         1997          1996         1995        1994
                        ----         ----          ----         ----        ----

                                    (Amounts in Thousands Except Per Share Data)

Operating
 Revenues           $231,915     $235,534      $235,201     $170,180    $173,561
Gross Margin          81,314       79,262        74,769       62,819      59,712
Net income            17,148       17,594        15,173       11,809      11,150
Earnings per share      1.70         1.77          1.55         1.23        1.17
Cash dividends declared
  per share             .983         .917          .853         .803         .76
Total assets         271,438      253,251       232,779      214,880     205,631
Net utility plant    225,139      203,560       184,434      178,796     164,843
Capital expenditures  36,652       30,500        15,831       22,581      20,756
Long-term debt        59,000       61,000        63,000       62,000      37,000
Common equity        123,201      113,223       101,958       92,778      86,399
Book value per
 share             $   12.17    $   11.32     $   10.34    $    9.55   $    9.05
Average number
 of common shares
   outstanding        10,059        9,932         9,789        9,615       9,497
Rate of return
 on average
 common equity        14.51%       16.35%        15.58%       13.18%      13.33%


Item 7.  Management's Discussion and Analysis of
------------------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------

The Company
-----------

     North Carolina Natural Gas Corporation (NCNG or the Company) is engaged primarily in the business of transporting and distributing natural gas at regulated retail rates to customers in 86 cities, towns and communities, as well as at regulated wholesale rates to four municipal gas distribution systems, in south-central and eastern North Carolina. For the fiscal year ended September 30, 1998, NCNG had a peak number of approximately 162,000 natural gas customers. The Company also has unregulated operations which include a propane division with approximately 11,200 customers, an appliance sales division, as well as subsidiaries which market gas to on-system and off-system customers. NCNG continues to expand its transmission and distribution systems to keep pace with the economic development and residential, commercial and industrial customer growth in its service area. The Company's financial position and results of operations are substantially dependent upon its receiving adequate and timely increases in rates, which are regulated by the North Carolina Utilities Commission (NCUC).

Results of Operations
---------------------

Earnings

     On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend effective February 20, 1998, for stockholders of record January 26, 1998. All shares outstanding, as well as per share information for all periods prior to the effective date, have been adjusted to reflect the stock split.

     NCNG earned $17.1 million or $1.70 per share in 1998, compared to $17.6 million or $1.77 per share in 1997 and $15.2 million or $1.55 per share in 1996. Included in 1997 earnings is a nonrecurring after-tax credit of $0.11 per share related to the settlement of a long- standing regulatory matter (see Note 2 to the Consolidated Financial Statements). Excluding the nonrecurring credit of $0.11 per share, the 2.4% increase in earnings in 1998 compared to 1997 was primarily due to (1) an increase in the residential and commercial customer base of approximately 3%, which resulted in increased facilities charges as well as increased sales; (2) higher volumes to firm service industrial and electric power generation customers; (3) increased earnings from the Company's propane division; and, (4) lower operations and maintenance expenses as a result of increased cost control measures and 3% fewer employees.

     The increase in earnings in 1997 compared to 1996 was due to (1) higher industrial throughput volumes driven by customer growth and warmer-than-normal weather which resulted in fewer curtailments of interruptible industrial customers while the weather normalization adjustment (WNA) stabilized the
Company's margins from space-heating customers; (2) an increase in the residential and commercial customer base of approximately 5% which resulted in increased facilities charges as well as increased sales volumes in the summer months; and (3) lower utility interest charges.

Throughput and Margin -

     The weather for Fiscal 1998 was 19% warmer than normal and 2% cooler than 1997. The Company's total throughput volumes in 1998 decreased by 480,000 dt to
55.0 million dt. Commercial and residential volumes increased by 149,000 dt and 188,000 dt, respectively, while wholesale and industrial volumes decreased 223,000 dt and 594,000 dt, respectively. The overall decrease in throughput volumes was due to decreased volumes to wholesale municipal customers as a result of warmer-than-normal weather and lower throughput to interruptible industrial customers resulting from some plant closings and low alternative fuel prices, primarily #6 oil. This was offset by higher volumes to the residential and commercial customer classes due to a customer growth rate of approximately 3% and increased volumes to firm service industrial customers.

     NCNG continued adding natural gas customers at an above-average growth rate in 1998. The addition of about 6,000 customers in 1998 represents a growth rate of 3.5%, compared to the national average of less than 2% for all natural gas distribution utilities. Even though warmer-than-normal weather in the winter decreased per customer sales of gas to residential and commercial customers, the Company did not realize a proportional decrease in margins from such customers because of the operation of the WNA mechanism which stabilizes the Company's margin from space-heating customers based on normal weather. The WNA provided $4.2 million of margin in 1998 compared to $2.9 million in 1997.

     The following chart compares margins in fiscal years 1998 and 1997 by customer class:

                                                       Margin
                               -------------------------------------------------
                                                       Increase (Decrease)
                                                 -------------------------------
   Customer Class                  1998          1997         Amount        %
   --------------                  ----          ----         ------        -
                                               (In Thousands)

Residential                      $26,184       $24,723      $  1,461       5.9%
Commercial and Small
 Industrial                       16,102        15,000         1,102        7.4
Industrial & Electric
 Power Generation                 25,289        26,029          (740)      (2.8)
Municipal (Wholesale)              7,533         7,454            79        1.1
Nonutility Operations              6,206         6,056           150        2.0
                                --------      --------       -------       -----
     TOTAL                       $81,314       $79,262        $2,052        2.6%
                                --------      --------       -------       -----
                                --------      --------       -------       -----


     The residential, commercial and small industrial and municipal margins increased as compared to last year. The increase in customers, as well as the effect of the WNA for these customer classes as explained above, contributed to the margin growth. Industrial and electric power generation margins decreased due to lower sales volumes to alternative fuel customers due to low oil prices and the loss of three industrial customers due to plant closings. However, loss in volumes to these customers was somewhat offset by a 130% increase in volumes to electric generation customers due to warmer-than-normal weather during the summer months. Nonutility margin increased due to an increase of 1,000 new propane customers and weather which was 2% cooler than 1997, higher margins from the Company's marketing subsidiary, offset by lower appliance sales, and other subsidiary income.

     The Company's total margin growth in 1997 was $4.5 million, and NCNG's total throughput in 1997 increased 2.4 million dt, or 4.5% to 55.5 million dt. These increases were caused primarily by (1) customer growth; (2) higher throughput volumes because of the addition of new customers, higher production levels and less curtailment of interruptible industrial customers; and (3) hot summer weather which led to increased deliveries of gas to electric generators. Municipal margins decreased due to warmer-than-normal winter weather, and the loss of one large industrial customer served by one of the cities. Nonutility margins decreased due to lower propane margins as a result of warmer-than-normal winter weather.

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

     In 1998, NCNG's transportation service volumes were down slightly to 26.8 million dt compared to 26.9 million dt in 1997. However, transportation volumes in 1997 increased 14.0 million dt from 12.9 million dt in 1996. Sales volumes for 1998 were also down slightly to 28.1 million dt compared to 28.5 million dt in 1997. Conversely, the Company's sales service volumes decreased 11.7 million dt to 28.5 million dt in 1997 compared to 40.2 million dt in 1996. In general, the margin earned on gas transported is equal to the margin earned on gas sold; however, transportation, which replaces sales, results in lower revenues because transportation rates exclude the commodity cost of gas which is paid by the customer directly to its gas supplier. The Company still delivers the gas and earns transportation revenue equivalent to the margin contained in a companion sales rate. In addition, the Company indirectly earns additional margin from transportation customers who choose to purchase gas from the Company's marketing subsidiary. The Company's operating revenues and cost of sales include both the regulated and unregulated business of the Company and its subsidiaries. (See
Note 10 to the Consolidated Financial Statements.)

     In 1998, the Company's operating revenues and cost of sales decreased $3.6 million and $5.7 million, respectively, primarily due to lower throughput volumes and a 7% decrease in the average cost of gas.

     Operating revenues increased slightly in 1997 over 1996 due to higher throughput volumes. Gas costs decreased $4.2 million in 1997 due to an average increase of 14.7% in the commodity price of gas which led to an increase in transportation volumes of gas supplied by unaffiliated gas marketers.

Operating Expenses -

     NCNG's total operating expenses, excluding the cost of gas sold, increased to $48.9 million in 1998, compared to $48.2 million in 1997 and $44.9 million in 1996. As a percentage of margin, the 1998 amount was 60.2%, down slightly from 60.8% in 1997, and up from 60.1% in 1996. Operations and maintenance expenses decreased to $28.8 million in 1998, compared to $29.5 million in 1997, but increased from $26.4 million in 1996. The decrease in 1998 was due in part to lower power costs for liquefaction at the Company's LNG Plant due to warmer-than- normal weather. This resulted in higher liquefied natural gas inventory levels at the end of the

1998 winter season. Also, distribution expenses were lower due primarily to a 3% reduction in employees in 1998 compared to 1997. Three small customer service offices were closed in the fourth quarter of Fiscal 1998. These savings were somewhat offset due to higher customer collection and meter reading expenses. Operations and maintenance expenses were higher in 1997 compared to 1996 due to increased customer collections expense, including an increase in the provision for uncollectable accounts, higher distribution maintenance and transmission operations expenses, including the increased cost of gas used in Company compressor stations, higher wages and higher costs associated with customer service and sales promotion efforts for the growing customer base.

     The Company's depreciation rates must be approved by the NCUC. The Company's composite depreciation rate was 3.7% for 1998 compared to 3.5% in 1997 and 1996. In 1998, depreciation expense increased in line with the increase in depreciable plant related to customer growth, system strengthening and information systems upgrades.

     Other Income (Expense), decreased to $134,000 for 1998 compared to $2.0 million in 1997. This decrease is due to a $1.9 million nonrecurring credit in 1997 as a result of the settlement of the long-standing regulatory matter. (See Note 2 of the Consolidated Financial Statements.)

     AFUDC increased to $1.2 million in 1998 from $1.1 million in 1997 in line with increased levels of construction spending and long-term expansion projects not completed at September 30, 1998. AFUDC increased to $1.1 million in 1997 from $302,000 in 1996 due to an increase of approximately 100% in construction spending compared to 1996.

Liquidity and Capital Resources -

     The Company has bank lines of credit totaling $51.0 million, including $36.0 million on a committed basis. At September 30, 1998, $20.0 million was outstanding at an interest rate of 5.62%, compared to outstanding borrowings of $15.0 million with an interest rate of 5.87% at September 30, 1997. The increase of $5.0 million was due to increased capital expenditures in 1998.

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

     Construction expenditures, net of monies received from the Expansion Fund, of $33.0 million in 1998 were higher than 1997 by $3.0 million. This was due primarily to preliminary work done on the Duplin/Onslow County Expansion Project, significant additional system- strengthening projects, information technology costs and an additional compressor at the Monroe Compressor Station. This spending was partially offset by the receipt of $3.7 million and $455,000 from the Expansion Fund for 1998 and 1997, respectively. The Company has budgeted for Fiscal 1999 construction expenditures of $67.7 million before receipt of $11.8 million from the Expansion Fund, including approximately $16.9 million for the Duplin/Onslow Expansion Project, approximately $24.7 million for system strengthening, compressors and related projects, $11.6 million for new customer growth and $4.3 million on a new expansion project in Martin and Bertie Counties. The estimated cost of the Duplin/Onslow Expansion Project has increased to $24.2 million from the original estimate of $18.8 million. This increase is due to delays and construction changes related to environmental issues on the project. The Company has received approval to use an additional $4.2 million from the Expansion Fund to cover the incremental increase in costs of the project

     The Company's ratio of long term debt to total capitalization was 33.1% at September 30, 1998, down from 35.7% at September 30, 1997, due to a long-term debt sinking fund payment of $2.0 million and an increase in stockholders' investment of $10.0 million. Management believes that the generation of net cash from operating activities together with its bank lines of credit and other sources will be sufficient to provide for its construction program through Fiscal 1999. In 1999, the Company expects to raise approximately $2.9 million of additional equity from its Dividend Reinvestment Plan and its Employee Stock Purchase Plan. Common equity realized from such sources totaled $2.7 million in 1998 and $2.8 million in 1997. The Company expects to issue long-term debt to replace short-term borrowings in 1999.

Environmental Issues
--------------------
     The Company continues to work with Federal and State environmental agencies to assess the environmental impact and explore corrective action at one manufactured gas plant (MGP) site in Kinston, North Carolina (see Note 9 to the Consolidated Financial Statements). The Company also owns another former MGP site in New Bern, North Carolina, and was a previous owner of three small former MGP sites. No significant problems have arisen to date. The Company believes that any appreciable costs not previously provided for will be recovered from third parties, including liability insurance carriers, or in natural gas rates as approved by the Commission in the October 1995 Rate Order.

Regulatory Accounting
---------------------

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


Competition and Growth
----------------------

     The natural gas industry continues to evolve into a more competitive environment. The Company has competed successfully with other forms of energy such as electricity, oil and propane. The principle considerations have been price and accessibility. The Company has also competed successfully through its marketing subsidiary with other natural gas marketers in its unbundled sales to industrial and other large-volume customers.

     Further unbundling of services to commercial and residential customers could increase competition for commodity sales services, but not for the distribution of natural gas. The Company does not expect the NCUC to require further unbundling in the near future. NCNG has a balanced gas supply portfolio which provides security of supply at the lowest reasonable cost as the NCUC has found in all of the Company's annual prudency reviews, the most recent of which was completed in April 1998.

     In response to the growth of the natural gas business in North Carolina, NCNG established a new subsidiary, NCNG Energy Corporation (Energy), in August 1995 to participate in two partnerships with subsidiaries of Transco, Piedmont Natural Gas Company (Piedmont) and Public Service Company of North Carolina, Inc. (Public Service) regarding gas supply and pipeline projects affecting the entire state. In April 1997, Energy transferred its ownership in these two projects to two new subsidiaries, NCNG Pine Needle Investment Corporation (Pine Needle Investment) and NCNG Cardinal Pipeline Investment Corporation (Cardinal Pipeline Investment). Pine Needle Investment is a 5% equity owner in Pine Needle

LNG Company, LLC, which owns the site and is building and plans to operate a 4 Bcf liquefied natural gas (LNG) plant at a site near Transco's main line. This plant is scheduled to be in service by the 1999-2000 winter heating season. NCNG has committed to take 10% or 400,000 dts of the LNG capacity in order to support continuing growth in its customer base expected over the next five years. Additionally, Cardinal Pipeline Investment and its partners have organized another company called Cardinal Expansion Company, LLC (Cardinal), which will take over an existing intrastate pipeline now owned by Piedmont and Public Service. The pipeline will be extended from Burlington, North Carolina, to an interconnection with the systems of Public Service and NCNG southeast of Raleigh at Clayton, North Carolina. The expanded pipeline would enable NCNG to take substantial additional volumes of natural gas year round into the middle of its system. Cardinal Pipeline Investment has a 5% equity interest in Cardinal.

Expansion Projects
------------------

     The Company has received NCUC approval for one expansion project in Duplin/Onslow Counties with the Marine Base-Camp Lejeune the largest customer to be served from this project. In addition, the Company has filed with the NCUC for another expansion project in Bertie and Martin Counties. The Company received an order approving this project on November 19, 1998. (See note 2 to the Consolidated Financial Statements.)

Year 2000
---------

     The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG began evaluation of this problem in 1995. The Company has assessed and identified internal software and hardware components in both information technology and noninformation-technology applications. As a result of this assessment, the Company decided to accelerate the planned replacement of all critical systems with new software, and in some cases hardware, which is Year 2000 compliant. Existing non-Year 2000 compliant systems have been or will continue to be replaced as the new systems are installed. All work will be completed in mid-calendar 1999. The estimated cost of replacement, including costs incurred to date, is $6.5 million. The cost of completion and projected completion dates are estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party vendor compliance and other factors. The Company is capitalizing some costs and expensing certain costs in accordance with current accounting standards. NCNG considers these costs to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through rates.

     The Company's Year 2000 plan includes an assessment of critical suppliers, vendors and major customers to determine the readiness of their Year 2000 plans. While the Company has monitored and will continue to monitor supplier and vendor progress on this issue, the Company does not control third-party Year 2000 remediation plans and cannot guarantee all third parties will be Year 2000 compliant. The Company cannot quantify at this time the impact of the failure of one or more suppliers to deliver critical supplies and services. The Company is also in the process of establishing a contingency plan and expects to have it completed by the end of Fiscal 1999.

Proposed Merger
---------------

     On November 10, 1998, the Company and Carolina Power & Light Company ("CP&L"), a North Carolina corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of the Company and CP&L. (See Note 11 to the Consolidated Financial Statements.)

Forward-Looking Statements
--------------------------

     Statements made herein and elsewhere in this report which are not historical in fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, successful consummation of the proposed merger and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

Item 8. Financial Statements and Supplementary Data

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 (in thousands)


Consolidated Balance Sheets
as of September 30,                           1998                  1997
                                       -------------------   -------------------

Assets

GAS UTILITY PLANT:
  In service                                      $322,595              $303,652
  Less - Accumulated depreciation
     and amortization                              115,181               104,268
                                       -------------------   -------------------
                                                   207,414               199,384
  Construction work in progress                     17,725                 4,176
                                       -------------------   -------------------
                                                   225,139               203,560
                                       -------------------   -------------------

INVESTMENTS:
  Nonutility property, less
    accumulated depreciation
    (1998, $2,687; 1997, $2,504)                     4,966                 4,240
  Investment in joint ventures, net of
    accumulated depletion and amortization
    (1998, $3,062; 1997, $3,060)                        81                   301
                                       -------------------   -------------------
                                                     5,047                 4,541
                                       -------------------   -------------------

CURRENT ASSETS:
  Cash and temporary cash investments                2,042                   962
  Restricted cash and temporary cash
    investments                                      4,745                 4,606
  Accounts receivable, less allowance for doubtful
    accounts (1998, $777; 1997, $564)               14,011                17,359
  Recoverable purchased gas costs                        -                 1,020
  Inventories, at average cost --
    Gas in storage                                   8,243                 8,799
    Materials and supplies                           6,417                 3,386
    Merchandise                                      1,584                 1,351
  Prepaid income taxes                                   -                 4,521
  Deferred gas cost - unbilled volumes                 618                   647
  Prepaid expenses and other                           840                   339
                                       -------------------   -------------------
                                                    38,500                42,990
                                       -------------------   -------------------

DEFERRED CHARGES AND OTHER:
  Debt discount and expense, being
    amortized over
    lives of related debt                              357                   393
 Prepaid pension cost                                1,851                 1,390
 Other                                                 544                   377
                                       -------------------   -------------------
                                                     2,752                 2,160
                                       -------------------   -------------------
                                                  $271,438              $253,251
                                       ===================   ===================

(The accompanying notes are an integral part of these financial statements.)

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 (in thousands)




Stockholders' Investment and Liabilities
as of September 30                             1998                  1997
                                        ------------------   -------------------


CAPITALIZATION (see accompanying statements):
  Stockholders' investment                        $123,201              $113,223
  Long-term debt                                    59,000                61,000
                                        ------------------   -------------------
                                                   182,201               174,223
                                        ------------------   -------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt               2,000                 2,000
  Notes payable                                     20,000                15,000
  Accounts payable                                  15,964                16,561
  Customer deposits                                  2,038                 2,081
  Restricted supplier refunds                        4,745                 4,606
  Accrued interest                                   2,103                 2,294
  Refunds payable                                    1,930                     -
  Accrued income and other taxes                     2,623                 1,839
  Other                                              3,261                 2,599
                                        ------------------   -------------------
                                                    54,664                46,980
                                        ------------------   -------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

OTHER CREDITS:
  Deferred income taxes                             23,440                22,957
  Regulatory liability related to income
    taxes, net                                       1,871                 2,028
  Unamortized investment tax credits                 2,328                 2,524
  Postretirement and postemployment
    benefit liability                                3,278                 2,979
  Long-term incentive compensation
    and directors' retirement obligations            1,593                   535

  Other                                              2,063                 1,025
                                        ------------------   -------------------
                                                    34,573                32,048
                                        ------------------   -------------------
                                                  $271,438              $253,251
                                        ==================   ===================





(The accompanying notes are an integral part of these financial statements.)

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                     (in thousands except per share amounts)

Consolidated Statements of Income
For the Years Ended September 30,
                                1998                 1997               1996
                       ------------------    ----------------    ---------------

OPERATING REVENUES  (Note 10)    $231,915            $235,534          $235,201
COST OF SALES                     150,601             156,272           160,432
                       ------------------    ----------------    ---------------

GROSS MARGIN                       81,314              79,262            74,769
                       ------------------    ----------------    ---------------

OPERATING EXPENSES:
       Operations                  25,062              25,392            22,968
       Maintenance                  3,740               4,081             3,448
       Depreciation                11,567              10,286             9,631
       General taxes                8,557               8,461             8,882
                       ------------------    ----------------    ---------------

TOTAL OPERATING EXPENSES           48,926              48,220            44,929
                       ------------------    ----------------    ---------------


OPERATING INCOME                   32,388              31,042            29,840
OTHER INCOME (EXPENSE) (Note 2)       133               1,962              (190)
                       ------------------    ----------------    ---------------

INCOME BEFORE INTEREST AND TAXES   32,521              33,004            29,650
                       ------------------    ----------------    ---------------

INTEREST CHARGES:
  Interest on long-term debt        5,096               5,278             5,215
  Other interest                    1,196                 459               328
  Amortization of debt discount
    and expense                        36                  36                35
  Allowance for funds used
    during construction            (1,248)             (1,087)             (302)
                       ------------------    ----------------    ---------------

TOTAL INTEREST CHARGES              5,080               4,686             5,276
                       ------------------    ----------------    ---------------

NET INCOME BEFORE TAXES            27,441              28,318            24,374
                       ------------------    ----------------    ---------------
INCOME TAXES
       Federal                      8,241               8,549             7,301
       State                        2,052               2,175             1,900
                       ------------------    ----------------    ---------------

NET INCOME                        $17,148             $17,594           $15,173
                       ==================    ================    ===============

AVERAGE COMMON SHARES
  OUTSTANDING                      10,059               9,932             9,789

BASIC EARNINGS PER SHARE
  (Notes 1, 2, and 8)               $1.70               $1.77             $1.55
                       ==================    ================    ===============


DILUTED EARNINGS PER SHARE
  (Notes 1,2, and 8)                $1.70               $1.77             $1.55
                       ==================    ================    ===============



(The accompanying notes are an integral part of these financial statements.)

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 (in thousands)
Consolidated Statements of Cash Flows
For the Years Ended September 30,
                                       1998              1997             1996
                                     ---------        ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                          $17,148          $17,594         $15,173
   Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
       Depreciation                     11,567           10,286           9,631
        Amortization of deferred
          charges                           38               38              38
        Deferred income taxes              483            1,694             432
        Investment tax credits            (196)            (196)           (200)
        Other                             (319)              57              21
    Changes in other current assets
        and liabilities:
        Accounts receivable, net         3,348              (58)         (4,350)
        Gas in storage                     556            1,184          (2,775)
        Materials, supplies and
          merchandise                   (5,130)          (1,095)           (351)
        Prepaid income taxes             4,521           (4,521)              -
        Accounts payable                    25              584           3,949
        Refunds payable and
          recoverable purchased
          gas costs                      3,089            1,132          (5,977)

        Accrued income and other
         taxes                             315           (2,441)          2,410
        Other                            2,562            1,521            (121)
                                     ---------        ---------        ---------
  Net cash provided by operating
    activities                          38,007           25,779          17,880
                                     ---------        ---------        ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                  (36,652)         (30,500)        (15,831)
   Proceeds from Expansion Fund          3,675              455               -
   Proceeds from sale of property            -                -             60
   Other, net                              219              440           (459)
                                     ---------        ---------        ---------
   Net cash used in investing
      activities                       (32,758)         (29,605)       (16,230)
                                     ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable,
    net                                  5,000           12,000           3,000
  Issuance of long-term debt,
    net of issuance costs                    -                -          29,821

  Retirement of long-term debt          (2,000)          (2,000)         (2,000)
  Retirement of short-term
    obligations to be refinanced             -                -         (27,000)
  Cash dividends paid                   (9,890)          (9,104)         (8,354)
  Issuance of common stock
    through dividend reinvestment
    plan, employee stock purchase
    plan
    and key employee stock option
    plan                                 2,721            2,775           2,361
                                     ---------        ---------        --------
  Net cash (used in) provided by
    financing activities                (4,169)           3,671          (2,172)
                                     ---------        ---------        --------
  Net increase (decrease) in cash
    and temporary cash investments       1,080             (155)           (522)
  Cash and temporary cash
    investments, beginning of year         962            1,117           1,639
                                     ---------        ---------        --------
  Cash and temporary cash
    investments, end of year            $2,042             $962          $1,117
                                     =========        =========         ========
  Cash paid for:
    Interest (net of amounts
       capitalized)                     $6,022           $5,377          $4,721
    Income taxes (net of
       refunds)                          4,820           16,136           7,226
(The accompanying notes are an integral part of these financial statements.)

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 (in thousands)

Consolidated Statements of Capitalization
as of September 30,                           1998                    1997
                                       ----------------         ----------------

STOCKHOLDERS' INVESTMENT:
  Common stock, par value $2.50;
    24,000 shares authorized;
    shares outstanding:
    1998-10,125
    1997-6,667 (Note 8)                         $25,312                 $16,669
  Capital in excess of par value                 34,625                  32,173
  Retained earnings                              63,264                  64,381
                                       ----------------         ---------------

  Total stockholders' investment                123,201                 113,223
                                       ----------------         ----------------

LONG-TERM DEBT:
  Debentures, 8.75% Series B,
    due June 15, 2001                             6,000                   8,000
  Debentures, 9.21% Series C,
    due November 15, 2011                        25,000                  25,000
  Senior Notes, 7.15%,
    due November 15, 2015                        30,000                  30,000
                                       ----------------         ----------------
                                                 61,000                  63,000
  Less - Current maturities                      (2,000)                 (2,000)
                                       ----------------         ----------------

  Total long-term debt                           59,000                  61,000
                                       ----------------         ----------------

TOTAL CAPITALIZATION                           $182,201                $174,223
                                       ================        =================

CAPITALIZATION RATIOS:
  Stockholders' investment                        66.9%                   64.3%
  Long-term debt (including current
    maturities)                                   33.1%                   35.7%
                                       ----------------         ----------------

                                                 100.0%                  100.0%
                                       ================        =================














(The accompanying notes are an integral part of these financial statements.)

                     NORTH CAROLINA NATURAL GAS CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 (in thousands)



Consolidated Statements of Retained Earnings
For the Years Ended September 30,     1998             1997              1996
                                 -------------   --------------     ------------

BALANCE AT BEGINNING OF YEAR           $64,381          $55,891         $49,072

Net income                              17,148           17,594          15,173

Cash dividends on common stock
  (per share - $.983 in 1998;
  $.917 in 1997; $.853 in 1996)         (9,890)          (9,104)         (8,354)

Stock split effected in the form
  of a stock dividend  (Note 8)         (8,375)               -                -
                                 -------------   --------------    -------------

BALANCE AT END OF YEAR                 $63,264          $64,381         $55,891
                                 =============   ==============    =============
































 (The accompanying notes are an integral part of these financial statements.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (1998)


1.  Summary of Significant Accounting Policies and Principles of Consolidation:

Basis of Presentation -
------------------------

     North Carolina Natural Gas Corporation (NCNG or the Company) is in the business of providing natural gas, propane gas and related services to 173,000 customers in southcentral and eastern North Carolina. The Company's primary business is the sale and/or transportation of natural gas to over 101,000 residential customers, over 13,500 commercial and agricultural customers, 457 industrial and electric utility customers located in 86 towns and cities and four municipal gas distribution systems which serve over 46,900 end users. For the year ended September 30, 1998, approximately 63% of the natural gas volumes were delivered to industrial and electric utility customers but no individual customer accounted for more than 7% of the Company's delivered gas volumes, revenues or margin. Industrial customers are geographically dispersed throughout the Company's service area, and they are classified into many different industries including the manufacture of brick and ceramics, chemicals, glass, nuclear fuels, textiles, paper and paperboard, plywood and other wood products and the processing of aluminum and other metals, tobacco, rubber, dairy and food products.

     The Company's natural gas business is regulated by the North Carolina Utilities Commission (NCUC). Its nonutility division provides propane gas and related services to approximately 11,200 customers and sells and services gas appliances.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cape Fear Energy Corporation, NCNG Energy Corporation, NCNG Pine Needle Investment Corporation, and NCNG Cardinal Pipeline Investment Corporation (see Note 4). All significant intercompany transactions have been eliminated in consolidation.

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

Depreciation -
--------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The composite depreciation rate was approximately 3.7% of the cost of total depreciable property in 1998; and 3.5% in 1997 and 1996.

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

Restricted Cash and Temporary Cash Investments and Restricted Supplier Refunds -
--------------------------------------------------------------------------------

     In February 1993, the NCUC issued its Order establishing an Expansion Fund for the Company to be funded initially by refunds the Company had received from its pipeline suppliers. The investment and use of these funds had been restricted by a previous Order of the NCUC. At September 30, 1998, the refunds received plus accrued interest, which had not been remitted to the NCUC, amounted to $4.7 million and are reported on the accompanying consolidated balance sheet in restricted cash and temporary cash investments and restricted supplier refunds. The Company has received payments of $3.7 million and $455,000 for the twelve months ended September 30, 1998 and 1997, respectively, from the Expansion Fund related to the Mount Olive/Jacksonville expansion (Note 2). At September 30, 1998, $14.0 million was held by the NCUC for current and future NCUC-approved expansion projects of the Company.

     Pursuant to the NCUC Orders, the funds not yet transferred to the Expansion Fund are to remain segregated from the Company's general funds and, pending further order of the NCUC, may be remitted to the NCUC and used for expansion of the Company's facilities into unserved areas of the Company's franchised territory or, if not used for expansion, refunded to the Company's customers. In July 1998, the Company filed with the NCUC to transfer $4.1 million to the Fund. In November 1998, the request for transfer was approved and transferred to the Fund. Amounts remitted to the NCUC through September 30, 1998 are not included in the Company's financial statements because they are no longer controlled by the Company.

     In the November 1998 elections, voters approved a $200 million bond referendum providing grants, loans or other financing to natural gas local distribution companies or other entities to extend natural gas to unserved territories. The Company plans to seek monies from the bonds for future projects.

Reclassifications -
-------------------

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year presentation.

Fair Value of Financial Instruments -
-------------------------------------

     The fair value of the Company's long-term debt is estimated using a discounted cash flow methodology. Based on published corporate borrowing rates for debt instruments with similar terms and average maturities, the estimated fair value of the Company's long-term debt (including current maturities) at September 30, 1998 is approximately $68.3 million as compared to a carrying value of $61.0 million, and at September 30, 1997, the estimated fair value was approximately $67.0 million as compared to a carrying value of $63.0 million.

     Restricted temporary cash investments are invested primarily in certificates of deposit and United States Treasury bills. The carrying value of these investments and all other financial instruments as reflected in the accompanying consolidated balance sheets approximates fair market value.

Earnings Per Share -
--------------------

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.-128, "Earnings Per Share." SFAS No. 128 requires the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

New Accounting Pronouncements -
-------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 on October 1, 1998 and does not expect the adoption to have a material impact on the Company's financial statements. SFAS No. 131 introduces a new model for segment reporting based on the way senior management organizes segments within the Company for making operating decisions and assessing performance. The Company has adopted SFAS No. 131 in the current fiscal year (See Note 10).

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 is an amendment of FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 requires additional disclosures of the changes in the benefit obligation and plan assets during the period, including economic events during the period. Economic events include amendments, combinations, divestitures, curtailments and settlements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard October 1, 1998 and does not expect the adoption to have a material effect on the Company's financial statements.

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

2. Regulatory and Gas Supply Matters:
-------------------------------------

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

     As part of the October 27, 1995 Rate Order, the NCUC approved continued use of the Weather Normalization Adjustment (WNA) for the space-heating market, originally approved in the December 6, 1991 Rate Order. The WNA stabilizes the Company's winter revenues and customers' bills by adjusting rates when weather deviates from normal. The nongas component of rates for space heating customers is adjusted upward when weather is warmer than normal and downward when weather is colder than normal. In Fiscal 1998, winter weather was 19% warmer than normal and, accordingly, the WNA increased net billings to customers by $4.2 million.

     Also, as a part of the October 27, 1995 Rate Order, the NCUC approved establishment of the Price Sensitive Volume Adjustment (PSVA). The PSVA protects the Company against loss of load from eight large, fuel-switchable customers using heavy fuel oil as an alternative fuel, while providing that all actual margins earned on deliveries of gas to such customers should be flowed through to all other customers. The actual margin earned on gas delivered to PSVA customers and flowed through to all other customers was $461,000 for Fiscal 1998.

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

     In May 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distributions of costs and revenue benefits from the Company's exploration and drilling programs. In February 1997, the NCUC issued its Order granting a pretax recovery of approximately $1.9 million. The NCUC's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Order, no asset or gain was recorded in the Company's financial statements. As a result of the Order, the Company realized a gain of $.11 per share in Fiscal 1997. The gain has been recorded in other income in the accompanying statements of income.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive through Duplin County and on to the Marine Base-Camp Lejeune in Jacksonville, North Carolina. In Fiscal 1998, the Company constructed the first 20-mile segment of 10-inch pipeline to Warsaw in Duplin County; continued to acquire rights-of-way and perform necessary environmental studies for the remainder of the route; and it is expected that the project will be completed in late calendar year 1999. Due to delays caused by the environmental studies, the estimated cost to complete the project has increased $5.4 million to $24.2 million. The Expansion Fund was to provide $12.4 million based on the original economic feasibility analysis provided to, and approved by, the NCUC. In November 1997, the Company applied to the NCUC to request an additional $4.3 million from the Expansion Fund to cover the increased costs. In August 1998, the NCUC granted an additional $4.2 million of Expansion Fund monies to be used for this project.

     In April 1998, the Company filed an application with the NCUC to extend its pipeline 38-miles to provide natural gas service to Bertie and Martin Counties using the Fund. In July 1998, the Company filed an amendment to extend this project an additional six miles to Robersonville in Martin County. The amended main extension project would run approximately 44 miles from Ahoskie to Robersonville and cost $12.6 million. The negative net present value of the project requested from the Fund is $7.5-million. Hearings were held in September, and a Commission Order is expected in November 1998.

     The NCUC's annual review of the Company's gas costs for the 12 months ended October 31, 1997, was held in April 1998. The NCUC found NCNG's gas costs and gas purchasing practices to be prudent, as it had in all previous reviews.

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

3.       Income Taxes:

     The components of income tax expense are as follows (in thousands):

                                     For the years ended September 30,
                      ----------------------------------------------------------
                      ----------------------------------------------------------
                                1998              1997             1996
                      ----------------------------------------------------------
                      Federal      State  Federal      State  Federal      State
                      -------      -----  -------      -----  -------      -----
Income taxes charged
 to operations-
 Payable currently--   $7,627     $1,630   $6,833     $1,658   $6,741    $1,656
 Deferred to
  subsequent years..      249         77      783        249      (12)       59
 Amortization of
  investment tax
  credits..              (195)        --    (194)         --     (198)        --
                      -------      -----  -------      -----  -------      -----
                       $7,681     $1,707   $7,422     $1,907   $6,531     $1,715
                      -------      -----  -------      -----  -------      -----
                      -------      -----  -------      -----  -------      -----
Income taxes
  charged to
  nonutility
  operations........   $  560     $  345   $1,127     $  268   $  770     $  185
                      -------      -----  -------      -----  -------      -----
                      -------      -----  -------      -----  -------      -----

Total................  $8,241     $2,052   $8,549     $2,175   $7,301     $1,900
                      -------      -----  -------      -----  -------      -----
                      -------      -----  -------      -----  -------      -----



     The effective income tax rate, computed by dividing total income tax expense by the sum of such income tax expense and net income, was 37.5% in 1998 and 37.9% in 1997 and 1996.

     A reconciliation of income tax expense at the federal statutory rate to recorded income tax expense is as follows (in thousands):

                                             For the years ended September 30,
                                            ------------------------------------
                                               1998          1997          1996
                                            ------------------------------------

Federal taxes at 35% statutory rate-----     $ 9,604      $ 9,910      $ 8,546
State income taxes, net of federal
  benefit-------------------------------       1,334        1,413        1,241
Amortization of investment tax credits--        (196)        (196)        (200)
Amortization of excess deferred income
  taxes returned to customers-----------        (369)        (222)        (222)
Tax effect of allowance for funds
  used during construction - equity
  portion-------------------------------        (437)        (240)         (66)
Other-----------------------------------         357           59          (98)
                                             -------      -------       -------

Total income tax expense----------------     $10,293      $10,724       $ 9,201
                                             -------      -------       -------
                                             -------      -------       -------

     Effective October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in additional deferred income taxes and related regulatory assets and liabilities. The net regulatory liability is due primarily to deferred income taxes recognized in years prior to 1987 at rates higher than currently enacted.

     The tax effects of temporary differences in the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred income tax assets and liabilities are as follows (in thousands):

                                               For the years ended September 30,
                                                 -------------------------------
                                                    1998                  1997
                                                 -------------------------------
Deferred tax liabilities:

   Accelerated depreciation-------------           $25,735              $24,446
   Property basis differences-----------             4,184                3,872
   Other -------------------------------             1,017                  930
                                                 -----------         -----------

   Total deferred tax liabilities-------           $30,936              $29,248
                                                 -----------         -----------
                                                 -----------         -----------

Deferred tax assets:
   Unamortized investment tax credits---         $     932             $  1,009
   Regulatory liability related to
     income taxes, net------------------               811                  749
   Other postretirement benefits--------             1,204                1,085
   Environmental reserves---------------               410                  410
   Unbilled volumes---------------------             1,080                  403
   Other--------------------------------             3,059                2,635
                                                 -----------         -----------

   Total deferred tax assets-------------         $  7,496             $  6,291
                                                 -----------         -----------

Net deferred income tax liabilities-----           $23,440              $22,957
                                                 -----------         -----------
                                                 -----------         -----------



4. Subsidiary Operations:

     In April 1997, the Company formed a new subsidiary, NCNG Pine Needle Investment Corporation (Pine Needle Investment), to participate in gas supply and pipeline projects in North Carolina. Pine Needle Investment has a 5% ownership interest in Pine Needle LNG Company, LLC (Pine Needle) which is building and will operate a liquefied natural gas (LNG) plant to be located near Transco's main interstate pipeline north of Greensboro, North Carolina. The LNG plant is expected to cost $107 million. It will have a storage capacity of four billion cubic feet and is expected to be in operation by May 1, 1999. Transco has two subsidiaries, one of which acts as a partner and one as the operator of Pine Needle. Also, subsidiaries of Piedmont Natural Gas Company (Piedmont), Public Service Company of North Carolina, Inc. (Public Service) and Amerada Hess Company, as well as The Municipal Gas Authority of Georgia are partners in Pine Needle. Piedmont, Public Service and NCNG will be Pine Needle's largest customers. Pine Needle received authorization from the FERC in December 1996 to begin construction of the LNG plant and provide firm storage services to its customers. Construction began in February 1997. In August 1997, Pine Needle obtained bank financing for the facility, and all previous advances made to Pine Needle were returned to the participants. NCNG has contracted for 400,000 dt, or 10%, of Pine Needle's capacity.

     Also, in April 1997, the Company formed another subsidiary, NCNG Cardinal Pipeline Investment Corporation (Cardinal Pipeline Investment), which is involved with subsidiaries of Transco, Piedmont and Public Service in the organization of a limited liability company, known as Cardinal Extension Company, LLC (Cardinal Extension) to acquire an existing pipeline and extend it to provide the capacity needed to deliver gas from the Pine Needle LNG plant and Transco's existing pipeline into NCNG's system at a point near Clayton, North Carolina, on the Wake- Johnston County line. In June 1998, Cardinal Extension obtained construction financing for the project and all advances made by Cardinal Pipeline Investment were returned. Cardinal Pipeline Investment owns a 5% interest in Cardinal Extension. NCNG has contracted for 40,000 dt per day of firm capacity on the Cardinal Pipeline beginning November 1, 1999.

     The Company has another subsidiary, NCNG Energy Corporation (Energy), which was originally formed to participate in Pine Needle and Cardinal Extension. The investments in these projects were transferred to Pine Needle Investment and Cardinal Pipeline Investment, respectively, in June 1997. Energy is used for other energy-related investments and sales to natural gas resellers.

     Cape Fear Energy Corporation's (Cape Fear) primary activity is natural gas marketing for industrial and municipal customers located on NCNG's system. Cape Fear's earnings increased to $334,000 in Fiscal 1998 from $276,000 in Fiscal 1997.

     NCNG Exploration Corporation's (Exploration) interests in all of its exploration and development programs were sold effective June 7, 1994. On October 1, 1997, all marketing activities in Exploration ceased and the company was liquidated. The gas marketing activities to gas resellers are being conducted by Energy.

5. Short-Term Borrowing Arrangements:

     The Company has lines of credit with North Carolina banks for an aggregate amount of $51.0 million of which $36.0 million is on a committed basis. Under these lines, the Company borrows funds on a short-term basis in connection with its construction program and also for seasonal financing of storage gas. Such borrowings are normally on a demand basis for a period of 90 days or less. At September 30, 1998, $20.0 million was outstanding under lines of credit at an interest rate of 5.62%.

     In connection with the lines of credit, there are nominal commitment fees on the unused lines of credit.

6. Long-Term Debt Maturities:

     As of September 30, 1998, scheduled maturities of existing long-term debt during each of the next five fiscal years are as follows: 1999, $2.00 million; 2000, $3.25 million; 2001, $3.25 million; 2002, $1.25 million and 2003, $1.25 million.

7. Pension, Postretirement, Postemployment, and Other Benefits:

     The Company has a defined benefit pension plan which provides retirement benefits for its employees within specified age limits and periods of service. Plan benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount equal to the maximum allowable tax-deductible amount.

     The total pension cost was $377,000 in 1998, $596,000 in 1997, and $386,000 in 1996, of which approximately 20% was capitalized in each year.

     The plan's funded status as of September 30, 1998 and 1997 and pension costs for 1998, 1997 and 1996 were as follows (in thousands):


Funded Status:                                          1998             1997
                                                        ----             ----
Actuarial present value of accumulated plan benefits:
     Vested......................................     $24,252           $18,572
     Nonvested...................................         176                92
                                                    ---------           -------

     Subtotal....................................      24,428            18,664
Effect of salary progression.....................       3,130             5,234
                                                    ---------           -------
Projected benefit obligation.....................      27,558            23,898
Plan assets at market value......................      28,949            27,660
                                                    ---------           -------
Plan assets in excess of projected benefit
  obligation.....................................       1,391             3,762
Unrecognized prior service cost being amortized
    over twelve years............................         442               508
Unrecognized net gain (loss) being amortized
    over ten years...............................          18            (2,880)
                                                    ---------           -------

Prepaid pension cost.............................   $   1,851           $ 1,390
                                                    ---------           -------
                                                    ---------           -------


Pension Cost:                                 1998           1997         1996
                                            ---------      --------     --------
Net pension cost was comprised of the
  following items:
  Service cost--------------------------    $     859      $   832      $   731
  Interest cost on projected benefit
    obligation--------------------------        1,716        1,738        1,528
  Actual return on plan assets----------       (1,754)      (4,968)      (1,681)
  Amortization of unrecognized prior
    service cost------------------------           66           66           66
  Amortization of transition net
    asset-------------------------------            -         (214)        (258)
  Deferred gain (loss) on net assets----         (510)       3,142            -
                                            ---------      --------     --------

  Net pension cost                          $     377      $   596      $   386
                                            ---------      --------     --------
                                            ---------      --------     --------


     For the year ended September 30, 1998, the expected long-term rate of return on plan assets was 8%. At September 30, 1998, plan assets were invested approximately 59% in fixed income securities and 41% in equity securities, including 1% in the common stock of the Company.

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

     The following tables show the funded status of the plan as of September 30, 1998 and 1997, and the components of the plan's net costs (in thousands) for fiscal years 1998, 1997 and 1996:

Funded Status:                                           1998             1997
--------------------------------------------------------------------------------

Actuarial present value of benefit obligation:
     Retirees and dependents --------------------        $2,900          $2,581
     Employees eligible to retire----------------         1,258           1,530
     Other employees-----------------------------         2,602           2,844
                                                         ------          ------

Accumulated benefit obligation:------------------         6,760           6,955
     Unrecognized net gain (loss)----------------            88            (305)
     Unrecognized transition obligation----------        (3,552)         (3,789)
                                                         ------          ------

Postretirement benefit liability-----------------        $3,296          $2,861
                                                         ------          ------
                                                         ------          ------


Components of Net Cost:                    1998             1997            1996
--------------------------------------------------------------------------------

Service cost during the year------------  $   185      $    179       $     164
Interest cost on accumulated benefit
  obligation----------------------------      479           509             439
Amortization of unrecognized transition
  obligation over 20 years--------------      231           235             237
                                          -------      --------       ---------

Net periodic postretirement benefit
 cost-----------------------------------  $   895      $    923       $     840
                                          -------      --------       ---------
                                          -------      --------       ---------


     Of the net postretirement medical and life insurance costs recorded in 1998 and 1997, $730,000 and $757,000, respectively, were charged to operating expenses and the remainder was charged to construction and other accounts.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations (pension, medical and life insurance) was 6.5% and 4%, respectively, as of September 30, 1998 and 1997.

     An additional assumption used in measuring the accumulated postretirement medical benefit obligation as of September 30, 1998 was a medical care cost trend rate of 9.0%, decreasing gradually to 4.5% through the year 2006 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1% would increase the accumulated medical benefit obligation at September 30, 1998, by approximately $1.3 million and the aggregate of the service and interest cost components of the net retiree medical cost by approximately $145,000.

     In April 1998, the Company adopted an employee savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of pretax salary, but not more than statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant's earnings. Matching contributions were $109,000 in 1998.

8. Stockholders' Investment:

     On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a dividend effective February 20, 1998, for stockholders of record January 26, 1998. All shares outstanding, as well as per share information for all periods prior to the effective date, have been adjusted to reflect the stock split.

     The changes in common stock and capital in excess of par value for the three years ended September 30, 1998, were as follows (in thousands):

                                                      Common Stock
                                             -----------------------------------
                                            Capital in
                                              Shares                  Excess of
                                           Outstanding     Amount     Par Value


Balance at September 30, 1995------         6,477         $16,193      $27,513
Issuance through Dividend
  Reinvestment Plan (DRP)----------            66             166        1,513
Issuance through Employee
  Stock Purchase Plan (ESPP)-------            13              32          221
Issuance through Key Employee
  Stock Option Plan (KESOP)--------            16              41          388
                                           ------          ------       ------
Balance at September 30, 1996------         6,572          16,432       29,635
Issuance through DRP---------------            63             158        1,743
Issuance through ESPP--------------            13              32          263
Issuance through KESOP-------------.           19              47          532
                                           ------          ------       ------

Balance at September 30, 1997------         6,667          16,669       32,173
Issuance through DRP---------------            93             231        2,086
Issuance through ESPP--------------            12              29          274
Issuance through KESOP-------------             3               8           92
Issuance through Stock Dividend----         3,350           8,375           --
                                           ------          ------       ------
                                           ------          ------       ------

Balance at September 30, 1998------        10,125         $25,312      $34,625
                                           ------          ------       ------
                                           ------          ------       ------


     At September 30, 1998, there are 352,422 shares of common stock reserved for issuance under the Company's Dividend Reinvestment Plan. Under the most restrictive covenants of the Company's long-term debt agreements, approximately $30.6 million of the Company's retained earnings at September 30, 1998 is unrestricted.

     The Company sponsors an employee stock purchase plan, a key employee nonqualified stock option plan, a long-term incentive plan, a directors deferred compensation stock plan and a directors deferred retirement compensation stock plan. The stock purchase plan enables employees to contribute up to 6% of their compensation toward the purchase of the Company's common stock at 90% of the lower of current or prior year-end market value. At September 30, 1998, 305,187 shares were reserved for issuance under this plan.

     Under the terms of the nonqualified stock option plan, the option price is equal to 90% of the market value of the stock at the grant date. The period during which these options are exercisable begins five years after, but may not exceed seven years after, the date of grant. In addition, the plan provides that an amount equal to 50% of the dividends that would have been paid on the stock from the date of grant shall be paid in cash to the employee at the exercise date. In Fiscal 1998, the Board of Directors canceled all shares available for grant under the key employee nonqualified stock option plan.

     Option activity for the three years ended September 30, 1998, is as follows (restated to reflect a three-for-two stock split in the form of a stock dividend effective February 20, 1998):


                                            Options               Option Price
                                          Outstanding               Per Share
                                          -------------------------------------

Balance at September 30, 1995------          60,600                $9.20-$16.65
     Exercised---------------------         (24,525)                 $ 9.20
                                          ---------
Balance at September 30, 1996------          36,075                $9.20-$16.65
     Exercised---------------------         (27,900)               $9.20-$ 9.40
                                          ---------

Balance at September 30, 1997------           8,175                $9.40-$16.65
     Exercised---------------------          (4,275)                 $ 9.40
                                          ---------

Balance at September 30, 1998                 3,900                  $16.65
                                          ---------
                                          ---------




                                               ---------------------------------
                                                   1998       1997        1996
                                               ---------------------------------
Options exercisable at year end---------------       --      2,850      21,450
Options available for grant at year end-------       --     69,475      69,475
                                                 -------    ------      ------
                                                 -------    ------      ------

     Under the long-term incentive plan, senior officers of the Company, having the opportunity to make a significant contribution to the Company's long-term performance are eligible to participate. Awards are made to qualifying participants in each plan cycle. The plan cycle shall typically be five plan years, commencing with the first day of the first fiscal year (October 1, 1996), with the exception of two special plan cycles which shall cover the periods of Fiscal 1997 through Fiscal 1999, and Fiscal 1997 through Fiscal 2000. Target awards for each long-term incentive plan participant are established, stated as a percentage of the participant's salary, by the Compensation Committee of the Board of Directors. Those target awards are to be converted into a target number of "performance shares" for each participant by dividing the participant's target award by the average price of one share of common stock for the twelve months preceding the end of the plan cycle. The maximum number of performance shares that may be earned by a participant is equal to two times the participant's target number of performance shares. As of September 30, 1998, no shares had been issued and 150,000 shares were reserved under this plan.

     Under the directors deferred compensation stock plan and a directors deferred retirement compensation stock plan, current directors will accrue stock units in lieu of annual compensation and retirement compensation which will be converted into common stock of the Company upon retirement. At September 30, 1998, no shares of common stock had been issued and 110,000 shares were reserved under these plans.

     The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25. The Company adopted SFAS No.123 for disclosure purposes on October 1, 1996. Under SFAS No. 123, the fair value of each option granted after January 1995, has been estimated as of the date of grant using the Black-Scholes option pricing model. The application of this model resulted in no change to earnings per share for the year ended September 30, 1998.

9. Commitments and Contingencies:

     During Fiscal 1991, the North Carolina Department of Environment, Health and Natural Resources advised the Company of possible environmental contamination arising from Company- owned property in Kinston, North Carolina, which is the former site of a manufactured gas plant. The Company retained an environmental services consulting firm which has evaluated the site. Based on that firm's investigation and actual expenditures for sites of similar scope and complexity, the cost for investigation and remediation of this site is estimated to be between $1.4 million and $2.8 million (see Note 2).

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

10. Operating Segments:

     NCNG adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of Fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. NCNG's chief operating decision group is the Company's senior executive management team which is comprised of the President and Chief Executive Officer, Senior Vice Presidents and Vice Presidents of each department.

     The Company has two segments: (1) a regulated natural gas transmission and local distribution segment (LDC), and (2) an unregulated segment which participates in related profit- making ventures. The customers of the regulated LDC include residential, commercial, industrial, electric generation, and wholesale classes. The unregulated segment consists of natural gas marketing (see Note 4), propane sales and appliance sales and services. The customers of the natural gas marketing subsidiaries are industrial, wholesale and electric generation classes. The unregulated propane business delivers and sells propane to residential, commercial and small industrial customers. The appliance sales and services business sells primarily to the residential and commercial customer classes. The Company operates in a single geographic area of south-central and eastern North Carolina.

     The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies and Principles of Consolidation. Because the Company earns full margins on the transportation of natural gas in its regulated segment, management evaluates the performance of the unregulated natural gas marketing subsidiaries based on the additional margin added from their sales and their ability to maintain contact with customers who choose to transport on the regulated LDC's system. The Company evaluates the performance of the propane business and the appliance sales and service operations based on each unit's ability to earn a required rate of return on investment, as determined by the senior executive management team, and their ability to add regulated natural gas and unregulated propane gas customers through conversion of electric heat pumps, water heaters and other appliances to natural gas or propane systems. Operating expenses, taxes and interest are allocated to the unregulated segment in accordance with NCUC guidelines.

     The following table reconciles reportable segment revenues and expenses for the twelve months ended September 30 (in thousands):
                       1998                 1997                     1996
              ------------------------------------------------------------------

              Regulated               Regulated              Regulated
              ---------               ---------              ---------
                     Unregulated            Unregulated            Unregulated
                     -----------            -----------            -----------
                             Total                  Total                  Total
                             -----                  -----                  -----
               ----------------------  --------------------    -----------------


Revenues       $174,447                $181,703               $196,638
                       $57,468                $53,831               $38,563
                             $231,915              $235,534             $235,201

Cost of Gas      99,339                 108,497                128,228
                        51,262                 47,775                32,204
                              150,601               156,272              160,432
               ----------------------  --------------------    -----------------

Gross Margin     75,108                  73,206                 68,410
                         6,206                  6,056                 6,359
                               81,314                79,262               74,769
               ----------------------  --------------------    -----------------

Operating
Expenses         45,025                  43,991                 41,418
                         3,901                  4,229                 3,511
                               48,926                48,220               44,929

Other (Income)
Expense              -                       -                      -
                          (134)                (1,961)                  190
                                 (134)               (1,961)                 190

Interest
Expense, net      4,795                   4,403                  5,000
                           285                    283                   276
                                5,080                 4,686                5,276
               ----------------------  --------------------    -----------------

Income
Before Taxes     25,288                  24,812                 21,992
                         2,154                  3,505                 2,382
                               27,442                28,317               24,374
Income Taxes      9,388                   9,329                  8,246
                           906                  1,395                   955
                               10,294                10,724                9,201
               ----------------------  --------------------    -----------------
Net Income      $15,900                 $15,483                $13,746
                        $1,248                 $2,110                $1,427
                              $17,148               $17,593              $15,173
               ----------------------  --------------------    -----------------
               ----------------------  --------------------    -----------------
Property       $340,320                $307,828               $280,013
                        $7,653                 $6,744                $5,947
                             $347,973              $314,572             $285,960
               ----------------------  --------------------    -----------------
Depreciation    115,181                 104,268                 95,578
                         2,687                  2,504                 2,358
                              117,868               106,772               97,936
               ----------------------  --------------------    -----------------
Net Property   $225,139                $203,560               $184,435
                        $4,966                 $4,240                $3,589
                             $230,105              $207,800             $188,024
               ----------------------  --------------------    -----------------
               ----------------------  --------------------    -----------------
Capital
Expenditures
(net)          $ 32,001                $ 29,201                $15,086
                          $976                   $844                 $ 685
                              $32,977               $30,045              $15,771
               ----------------------  --------------------    -----------------
               ----------------------  --------------------    -----------------
Other Income/Expense, for the twelve months ended September 30, 1997, includes a one-time pretax credit of $1.9 million related to the recovery of past exploration and development costs. (See Note 2).

11.  Subsequent Event:

     On November 10, 1998, the Company and Carolina Power & Light Company ("CP&L"), a North Carolina company, entered into an Agreement and Plan of Merger (the "Agreement") providing for a strategic business combination of the Company and CP&L. Pursuant to the Agreement a newly formed subsidiary of CP&L will be merged with and into the Company. Under the Agreement, the holders of the Company's $2.50 par value common stock (the "Company Common Stock") would receive a number of shares of CP&L common stock based on an exchange ratio to be determined by dividing $35 by the average closing price of CP&L stock during the twenty consecutive trading days prior to and including the fifth trading day prior to the closing date of the transaction. The exchange ratio will not exceed
0.8594 nor be less than 0.7032. The transaction will be accounted for as a pooling of interests.

     The Agreement has been approved by the Boards of Directors of the Company and CP&L. Consummation of the Merger is subject to certain closing conditions, including approval by the shareholders of the Company. A shareholders' meeting to consider such approval will be held as early as practicable. Consummation of the Merger is also subject to receipt of a favorable opinion of counsel that the Merger will qualify as a tax-free reorganization, the effectiveness of a registration statement to be filed by CP&L in respect of its common stock to be issued in the Merger and certain regulatory approvals or filings, including approvals by or filings with the

North Carolina Utilities Commission, the South Carolina Public Service Commission, the Securities and Exchange Commission and such filings and approvals as may be required by any applicable state securities or "blue sky"laws.

     CP&L is an investor-owned electric utility which serves nearly 1.2 million customers in eastern North Carolina, the Asheville area and the Pee Dee Region of South Carolina.

Report of Independent Public Accountants


     To the Stockholders and the Board of Directors of North Carolina Natural Gas Corporation:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of North Carolina Natural Gas Corporation (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Natural Gas Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Raleigh, North Carolina
November 5, 1998, except for
Note 11, as to which the date is
November 10, 1998.

Management's Responsibility for Financial Statements

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




  /S/Calvin B Wells                                  /s/Gerald A Teele
-----------------------------                      -----------------------------
Calvin B. Wells                                    Gerald A. Teele
Chairman, President and                            Senior Vice President,
Chief Executive Officer                            Treasurer and
                                                   Chief Financial Officer

Supplementary data-

     The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1998 and 1997 (amounts in thousands, except per share data). Per share information has been restated to reflect the 3-for-2 stock split effective February 20, 1998.



                                                       1998
_______________________________________________________________________________

                                  Fourth       Third        Second       First
                                  ------       -----        ------       -----

Operating revenues               $40,816      $46,176      $75,696      $69,227

Gross margin                      28,399       30,588       45,116       46,498

Operating income                   1,339        3,685       17,672        9,826

Net income                           108        1,522       10,148        5,370

Basic earnings per share             .01          .15         1.01          .53

Diluted earnings per share           .01          .15         1.01          .53



                                                       1997
_______________________________________________________________________________

                                  Fourth       Third        Second       First
                                  ------       -----        ------       -----

Operating revenues               $40,861     $43,506       $86,740      $67,427

Gross margin                      27,690      28,750        54,117       45,715

Operating income                     907       3,386        18,647       10,063

Net income                          (146)      1,345        10,906 *      5,489

Basic earnings (loss) per share     (.01)        .13          1.10 *        .55

Diluted earnings (loss) per share   (.01)        .13          1.10 *        .55






* includes a nonrecurring credit of $0.11 per share for the settlement of a regulatory matter.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosures
----------------------------------------------------------------------------

     None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors -

     The information for this item covering directors of the Company is set forth in the section entitled "Election of Directors" on Pages 1, 2 and 3 in the Company's Proxy Statement dated December 4, 1998 relating to the January 12, 1999 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

Executive officers -

     The information for this item concerning executive officers of the Company is set forth on Page 12 of this annual report.

Item 11.  Executive Compensation
---------------------------------

     The information for this item is set forth in the sections entitled "Executive Compensation and Stock Option Information, "Annual Incentive Plan," "Long-Term Incentive Plan," "Key Employee Stock Option Plan", "Employee Stock Purchase Plan", "Employee Retirement Plans," "Employee Retirement Savings Plan," "Executive Employment Agreements in the Event of Change in Control" and "Report of Personnel and Compensation Committee on Executive Compensation" on Pages 4, 5, 6, 7, 8, 9, and 10 in the Company's Proxy Statement dated December 4, 1998 relating to the January 12, 1999 Annual Meeting of Stockholders, which sections are hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     Security ownership of certain beneficial owners -

     There is no person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of September 30, 1998.

      Security ownership of management -

     The information for this item is set forth in the section entitled "Proposal One. Election of Directors" on Pages 1 and 2 in the Company's Proxy Statement dated December 4, 1998 relating to the January 12, 1999 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

      Changes in control -

     On November 10, 1998, the Company and Carolina Power & Light Company ("CP&L"), a North Carolina corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of the Company and CP&L. A copy of the agreement is included in the Company's Form 8-K filed November 25, 1998, and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information for this item is set forth in the section entitled "Compensation Committee Interlocks and Insider Participation" on Page 9 in the Company's Proxy Statement dated December 4, 1998 relating to the January 12, 1999 Annual Meeting of Stockholders, which section is hereby incorporated by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  1.  Financial Statements
-----------------------------
                                                                          Page

         Consolidated Balance Sheets as of September 30, 1998 and 1997 22 Consolidated Statements of Income for the Years Ended
           September 30, 1998, 1997 and 1996                                24
         Consolidated Statements of Cash Flows for the Years Ended
           September 30, 1998, 1997 and 1996                                25
         Consolidated Statements of Capitalization as of September 30,
           1998 and 1997                                                    26
         Consolidated Statements of Retained Earnings for the Years
           Ended September 30, 1998, 1997 and 1996                          27
         Notes to Consolidated Financial Statements for the Years
           Ended September 1998, 1997 and 1996                              28
         Management's Responsibility for Financial Statements               43

     No  separate   financial   statements   are  presented  for  the  Company's
consolidated subsidiaries because the Company and its subsidiaries meet the requirements for omissions set forth in Regulation S-X, Rule 3-09.

(a) 2. Financial Statement Schedules
------------------------------------

     The following data and financial statement schedules are included herein:

                                                                           Page

         Report of Independent Public Accountants                           47
         Schedule II - Valuation and Qualifying Accounts for the Years
             Ended September 30, 1998, 1997 and 1996                        48

     All other financial statement schedules are omitted as not applicable, or not required, or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)  3.  Exhibits
-----------------
         See Index of Exhibits on Pages 50, 51 and 52 of this report.

(b)  Reports on Form 8-K
------------------------

     There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of North Carolina Natural Gas Corporation, included in this Form 10-K, and have issued our report thereon dated November 5, 1998, except for Note 11, as to which the date is November 10, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Registrant's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Raleigh, North Carolina,
November 5, 1998

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

    Col. A            Col. B             Col. C             Col. D      Col. E
------------------- ---------    ---------------------    ---------    ---------
                                        Additions
                    Balance at         Charged to
                     Balance     ---------------------
                    Beginning    Operating     Other      Deductions    At End
 Description        of Period    Expenses      Income      (Note 1)    of Period
------------------- ---------    ---------------------    ---------    ---------

DEDUCTED IN BALANCE
SHEET FROM ASSET TO
WHICH IT APPLIES:
Allowance for
doubtful accounts

   1998            $ 563,730    $ 769,300    $ 117,910    $ 673,630    $ 777,310
                   ---------    ---------    ---------    ---------    ---------
                   ---------    ---------    ---------    ---------    ---------

   1997            $ 747,455    $ 716,090     $ 91,735    $ 991,550    $ 563,730
                   ---------    ---------    ---------    ---------    ---------
                   ---------    ---------    ---------    ---------    ---------

   1996            $ 566,019    $ 538,477    $ 158,111    $ 515,152    $ 747,455
                   ---------    ---------    ---------    ---------    ---------
                   ---------    ---------    ---------    ---------    ---------



Note 1: Deductions represent uncollectible accounts written off, net of recoveries, as follows -

                                1998                  1997                1996
                           -----------           -----------         -----------

Write off of accounts
considered to be
uncollectible              $   719,881           $ 1,264,959         $   659,112
Less-Recoveries on
accounts previously
written off                     46,251               273,409             143,960
                           -----------           -----------         -----------

                           $   673,630           $   991,550         $   515,152
                           -----------           -----------         -----------
                           -----------           -----------         -----------

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


                                          By:  /s/Calvin B Wells
                                             -----------------------------------

                                          Calvin B. Wells
                                          Chairman, President and
                                            Chief Executive Officer

December 15, 1998:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signature                                      Title
-----------------------------------          -----------------------------------



  /s/Calvin B Wells                          Chairman of the Board of Directors,
-----------------------------------
Calvin B. Wells                              President,
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


   /s/Gerald A Teele                         Senior Vice President, Treasurer,
-----------------------------------
Gerald A. Teele                              and Chief Financial Officer
                                             (Principal Financial Officer)

   /s/Ronald J Josephson                     Vice President-Financial Services
-----------------------------------
Ronald J. Josephson                          (Principal Accounting Officer)



   /s/George T Clark, Jr                        /s/John O McNairy
-----------------------------------           ----------------------------------
George T. Clark, Jr. - Director               John O. McNairy - Director


    /s/Paul A Delacourt                        /s/William H Prestage
-----------------------------------          -----------------------------------
Paul A. Delacourt - Director                 William H. Prestage - Director


  /s/Frank B Holding, Jr                       /s/Richard F Waid
-----------------------------------          -----------------------------------
Frank B. Holding, Jr. - Director             Richard F. Waid - Director


  /s/James E S Hynes
-----------------------------------
James E. S. Hynes - Director


  /s/ Robert T Johnson
-----------------------------------
Robert T. Johnson - Director

                                INDEX OF EXHIBITS


     The following exhibits are filed as part of this 1998 Form 10-K report. Those exhibits previously filed and incorporated herein by reference are identified below by a note reference to the previous filing.

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

4-4  -Note Purchase Agreement dated as of November 1, 1995 covering 7.15% Senior
           Notes due November 15, 2015.

10-1 - Service Agreement dated August 31, 1967, with  Transcontinental  Gas Pipe
           Line Corporation covering storage service under Rate Schedule GSS.(1)

10-2 - Service  Agreement dated August 2, 1974, with  Transcontinental  Gas Pipe
           Line Corporation covering storage service under Rate Schedule LG-A(1)

10-3 - Precedent Agreement to provide Contract Demand Service of 25,000 Dt/day dated December 19, 1988, with Columbia Gas Transmission
          Corporation.(7)

10-4 - Contract  Demand Service  Agreement dated November 1, 1989, with Columbia
          Gas Transmission Corporation..(8)

10-5 -  Firm  Seasonal  Transportation   Agreement  dated  July  2,  1990,  with
          Transcontinental Gas Pipe Line Corporation. (8)

10-6 -  Service  Agreement  dated  August 1,  1991,  with  Transcontinental  Gas
          Pipeline Corporation covering storage service under Rate Schedule
          WSS. (9)

10-7 - Firm Sales Agreement with Transcontinental Gas Pipe Line Corporation dated August 1, 1991 covering 54,043 Mcf per day. (9)

10-8 -  Firm  Transportation  Agreement  with  Transcontinental  Gas  Pipe  Line
          Corporation dated February 1, 1991 for 141,000 Mcf per day. (10)

10-9 - Supplemental Retirement Benefit Agreement dated January 13, 1981. (2)

10-10- Employment  Agreements  executed in 1985 with certain Executive Officers.
         (5)

Exhibit
Number

10-11- Employment  Agreements  executed in 1986 with certain Executive Officers.
        (6)

10-12- Employment  Agreements  executed in 1991 with certain Executive Officers.
       (13)

10-13- Employment  Agreements  executed in 1992 with certain Executive Officers.
       (13)

10-14- Employment  Agreements  executed in 1994 with certain Executive Officers.
       (13)

10-15- Natural  Gas  Service  Agreement  dated  January 9, 1992 with the City of
       Wilson. (10)

10-16- Natural Gas  Service  Agreement  dated  January 13, 1992 with the City of
       Rocky Mount. (10)

10-17- Service Area Territory  Agreement dated January 13, 1992 with the City of
       Rocky Mount. (10)

10-18 - Natural Gas Service Agreement dated March 12, 1992 with the Greenville.

10-19- Natural  Gas  Service  Agreement  dated  March 27,  1992 with the City of
      Monroe. (10)

10-20- Amendment to Natural Gas Service  Agreement dated March 27, 1992 with the
       City of Greenville Utilities Commission. (11)

10-21- Amendment to Natural Gas Service Agreement dated January 13, 1992 with the City of Rocky Mount. (11)

10-22- Amendment to Natural Gas Service Agreement dated November 1, 1992 with the City of Monroe. (12)

10-23- North Carolina  Natural Gas  Corporation  Executive  Pension  Restoration
       Plan dated September 1, 1995. (12)

10-24- Fourth Amendment to Natural Gas Service  Agreement dated December 1, 1995 with the Greenville Utilities Commission, Greenville, NC. (13)

10-25- Second Amendment to Natural Gas Service  Agreement dated November 1, 1995 with The City of Rocky Mount, NC. (13)

10-26- Third  Amendment to Natural Gas Service  Agreement dated December 1, 1995 with The City of Wilson, NC. (13)

10-27- Addendum No. Third dated August 29, 1996 covering  Standby On-Peak Supply
       Service with the City of Rocky Mount, NC. (13)

10-28- Addendum No. Four dated August 28, 1996 covering  Standby  On-Peak Supply
       Service with The City of Wilson, NC. (13)

10-29- Employment  Agreements  executed in 1996 with certain Executive Officers.
       (13)

Exhibit
Number

10-30- First Amendment dated March 10, 1997 to Service Area Territory Agreement with the City of Rocky Mount, NC. (14)

10-31- Third  Amendment  to Natural Gas Service  Agreement  dated March 10, 1997 with the City of Rocky Mount, NC. (14)

10-32- Third  Amendment to Natural Gas Service  Agreement dated November 1, 1996 with the City of Monroe, NC. (14)

10-33- Fourth Amendment to Natural Gas Service  Agreement dated November 1, 1997 with the City of Monroe. (15)

10-34- Employment  Agreement  executed in 1998 with certain  Executive  Officer.
       (16)

10-35 - Savings Plan Adoption Agreement dated June 1, 1998.

10-36- Fifth Amendment to Natural Gas Service Agreement dated June 1, 1998 with the City of Monroe.

24   - Consent of Experts.

27   - Financial Data Schedule.


NOTES:

(1) Filed as exhibits to Form 10-K  report for fiscal year ended  September  30,
    1980

(2)  Filed as exhibits to Form 10-K report for fiscal year ended  September  30,
     1981

(3)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1984

(4)  Filed as exhibits to Form 8-K report dated February 6, 1985

(5)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1985

(6)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1986

(7)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1989

(8)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1990
l
(9)  Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1991

(10) Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1992

(11) Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1994

(12) Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1995

(13) Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1996

(14) Filed as exhibit to Form 10-K  report for fiscal year ended  September  30,
     1997

(15) Filed as exhibit to Form 10-Q report for the quarterly period ended December 31, 1997

(16) Filed as exhibit to Form 10-Q report for the quarterly period ended March 31, 1998

                                                                   Exhibit 10-35
                                                                    Page 1 of 38



                                   PRINCIPAL
                                FINANCIAL GROUP
                                 PROTOTYPE FOR
                                 SAVINGS PLANS



                   This Plan is a 401(K) Profit Sharing Plan

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                           ADOPTION AGREEMENT - PLUS
















                            IRS SERIAL NO.:D347609B

                        ADOPTION AGREEMENT PLAN NO.:001
                       TO BE USED WITH BASIC PLAN NO.:03

                           APPROVED: OCTOBER 26, 1992

Exhibit 10-35
Page 2 of 38
                               TABLE OF CONTENTS



A. ADOPTION AGREEMENT .................................................1

B. EMPLOYER............................................................1

C. PLAN NAME...........................................................1

D. EFFECTIVE DATE......................................................1

E. YEARLY DATE.........................................................2

F. FISCAL YEAR.........................................................2

G. NAMED FIDUCIARY.....................................................2

H. PLAN ADMISTRATOR....................................................2

I. PREDECESSOR.........................................................3

J. ELIGIBLE EMPLOYEE...................................................4

K. ENTRY REQUIREMENTS..................................................5

L. ENTRY DATE..........................................................7

M. PAY.................................................................7

N. ELECTIVE DEFERRAL CONTRIBUTIONS.....................................9

O. MATCHING CONTRIBUTIONS.............................................10

P. OTHER EMPLOYER CONTRIBUTIONS AND FORFEITURES.......................12

Q. NET PROFITS AND CONTRIBUTION REQUIREMENTS..........................15

R. CONTRIBUTION MODIFICATIONS.........................................17

S. VOLUNTARY CONTRIBUTIONS............................................18

T, INVESTMENT.........................................................18

U. VESTING PERCENTAGE.................................................21

V, VESTING SERVICE....................................................22

W, WITHDRAWAL BENEFITS................................................24

X. RETIREMENT AND THE START OF BENEFITS...............................25

Y. FORMS OF DISTRIBUTION..............................................27

Z. ADOPTING EMPLOYERS.................................................31

                                                                   Exhibit 10-35
                                                                    Page 3 of 38

Internal Revenue Service      Department of the Treasury
Plan Description: Prototype
Non-standarized Profit
Sharing Plan with CODA
FFN: 50307440003-001
Case: 9200863
EIN: 42-0127290
GPD: 03 Plan: 001 Serial      Washington, DC 20224
No: D3476096

                              Person to Contact: Ms. Wiggins
   PRINCIPAL MUTUAL LIFE
   INSURANCE CO
                              Telephone Number: (202) 622-8380
   711 HIGH STREET
                              Refer Reply to: E:EP:Q:8
   DES MOINES, IA 50309
                              DateL  10/26/92






Dear Applicant:

In our opinion, the amendment to the form of the plan identified above does not in and of itself adversely affect the plan's acceptability under section 401 of the Internal Revenue Code. This opinion relates only to the amendment to the form of the plan. It is not an opinion as to the acceptability of any other amendemnt or of the form of the plan as a whole, or as to the effect of other Federal or local statues.

You must furnish a copy of this letter to each employer who adopts this plan. You are also required to sent a copy of the approved form of the plan, any approved amendments and related documents to each Key District Director of Internal Revenue Service in whose jurisdiction there are adopting employers.

An employer who adopts the amended form of the plan after the date of the amendment should apply for a determination Ketter by filing an application with the Key District Director of Internal Revenue on Form 5307, Short Form Applicationfor Determination for Employee Benefit Plan.

This letter with respect to the amendment to the form of the plan does not affect the applicability to the plan of the continued, interim and extended reliance provisions of sections 13 and 17.03 of Rev. Proc. 89-9, 1989-1 C.B.780. The applicability of such provisions may be determined by reference to the inital opinion letter issued with respect to the plan.

If you, the sponsoring organization, have any questions concerning the IRS processing of this case, please call the above telephone number. This number is only for use of the sponsoring organization. Individual particpants and/or adopting employers with questions concerning the plan should contact the sponsoring organization. The plan's adoption agreement must include the sponsoring organization's address and telephone number for inquiries by adopting employers.

If you write to the IRS regarding this plan, please provide your telephone number qnd the most covenient time for us to call in case we need more information. Whether you call or write, please refer to the Letter Serial Number and File Folder Number shown in the heading of this letter.


You should keep this letter as apermanent record. Please notify us if you modify or discontinue sponorship of this plan.

                                     Sincerely yours,



                                     Chief, Employee Plans Qualifications Branch

Exhibit 10-35
Page 4 of 38
                           THE PRINCIPAL FINANCIAL GROUP PROTOTYPE FOR
                           SAVINGS PLANS

                           ADOPTION AGREEMENT - PLUS

                           Use black ink to complete the Adoption Agreement
                               -----
                           .



A. Select (1) or (2).         A. This ADOPTION AGREEMENT is
              --
1) If selected, check (a)        1) __ the Employer's first adoption of The
   or (b).  If this Plan            Principal Financial Group Prototype for
   --
   is a restatement,                Savings Plans. Together with PRINCIPAL
   check (b).                       FINANCIAL GROUP PROTOTYPE  BASIC SAVINGS
                                    PLAN, it constitutes

                                    a) __ a new plan.

(b) If selected, fill in            b) __ a restatement of an existing plan (and
    the restatement date.             trust). That plan was qualifiable under
                                      401(a) of the Internal Revenue Code.The
                                      provisions of this restatement are
                                      effective on _________, ____. This is the RESTATEMENT DATE.

2) If selected, fill in          2)  X  Amendment No. 2 to the Plan. It replaces
                                     -                -
   the amendment number             all prior amendments to the Plan and the
   and date                         first Adoption Agreement. The provisions of
   .                                this amendment are effective on June 1,
                                                                    ------
                                    1998.
                                    ----

B. Fill in exact, legal       B. The terms we, us and our, as they are used in
   name.                         this Plan, refer to the EMPLOYER.
                                 We, NORTH CAROLINA NATURAL GAS CORPORATION
                                     -----------------------------------------
                                 _____________________________________________
                                 _____________________________________________
                                 _____________________________________________
                                 _____________________________________________
                                 are the Employer.

C. For example: ABC, Inc.     C. The PLAN'S NAME is NORTH CAROLINA NATURAL GAS
                                                    ---------------------------
   Savings Plan.                 CORPORATION RETIREMENT SAVINGS PLAN
                                 ---------------------------------------------
                                 _____________________________________________
                                 _____________________________________________
                                 _____________________________________________
                                 _____________________________________________

D. Fill in the date your      D. Our retirement plan became effective on April
                                                                         -----
   Prior Plan started if         1, 1998  This the EFFECTIVE DATE.
                                 -- ----
   this Plan is a
   restatement. If this
   Plan is new, use the
   first day of the first
   Plan Year.

                                                                   Exhibit 10-35
                                                                    Page 5 of 38


E. Fill in Effective Date     E. The YEARLY DATE is the first day of each Plan
   and check (1), (2) or         Year. The Yearly Date is April 1, 1998 and
                      --                                  -------  ----
   (3)
                                 1) __ the same day of each following year.

2) The first Plan Year is        2) X  each following January 1 (month and
                                                      ---------
   short.                           day).


3) A later Plan Year is          3) __ (a) each following ______________ (month
   short.                           and day) through (b) ______________________
B) First day of short year          and (c) each following ____________________
   (use same month and day          (month and day).
   as in (a)).
(c) First day of new Plan        If the first date in Item E is after the
    Year.                        Effective Date, Yearly Dates, before the first
                                 date in Item E above, shall be determined under the provisions of the Prior Plan (Plan) before that date.

                              F. The FISCAL YEAR is our taxable year and ends
                                 on September 30 (month and day).
                                    ------------

                              G. We are the NAMED FIDUCIARY, unless otherwise
                                 specified in (1) below.

1) Principal Life Insurance       1) __ _______________________________________
   Company may not be named.      _____________________________________________
               ---
                                  _____________________________________________
                                  _____________________________________________
                                  is the Named Fiduciary.

                              H. We are the PLAN ADMINISTRATOR, unless otherwise
                                 specified in (1) below.

1) Principal Life Insurance      1) __  _______________________________________
   Company may not be            ______________________________________________
               ---               ______________________________________________
   named.                        ______________________________________________
                                 is the Plan Administrator. The address, phone
                                 number and tax filing number of the Plan
                                 Administrator are the same as the Employer's
                                 unless otherwise specified below.
                                 Address:
                                 ______________________________________________
                                 ______________________________________________
                                 ______________________________________________
                                 Phone No.: ___________________________________
                                 Tax Filing No.: ______________________________

Exhibit 10-35
Page 6 of 38

I. Select any items below     I. A PREDECESSOR employer is a firm of which we
   which apply.                  were once a part or a firm absorbed by us
                                 because of a change of name, merger,
                                 acquisition or a change of corporate status.

1) If this Plan is a             1) __ A Predecessor is deemed to be the
   continuation of a plan        Employer for purposes of determining:
   of a Predecessor employer,
   service with that                a) __ Entry Service.
   Predecessor must be
   treated as service with          b) __ Vesting Service
   you.
                                    c) __ Hours of Service required to be
                                      eligible for an Employer Contribution.

                                    d) __ Pay.

                                 2) __ Service with or pay from a Predecessor
                                    shall be counted only if service continued
                                                     ----
                                    with us without interruption. This item
                                    shall not apply if Plan is a continuation of a plan of that Predecessor.

                                 3) __ Service with or pay from a Predecessor
                                    shall include service or pay while a
                                          -------
                                    proprietor or partner. (If this item is not checked, such service or pay shall not be counted.)

                                 4) __ Service with or pay from a Predecessor
                                    shall be counted only as to a Predecessor
                                                     ----
                                    which

                                    a) __ maintained a qualified pension or
                                      profit sharing plan (or)

                                    b) __ is named below:
 b) Exact, legal name(s).           ___________________________________________
                                    ___________________________________________
                                    ___________________________________________
                                    ___________________________________________
                                    ___________________________________________
                                    ___________________________________________

                                                                   Exhibit 10-35
                                                                    Page 7 of 38

J. Select (1) or (2). Use     J. An ELIGIBLE EMPLOYEE is
              --
   Item Z to identify the
   Controlled Group and          1) X a Employee of ours or of an Adopting
                                    -
   Affiliated Service Group        Employer listed in Item Z.
   members whose Employees
   may participate in the
   plan.

2) If selected, check the        2) __ an Employee of ours or of an Adopting
   requirements in (a),             Employer listed in Item Z Provided the
   (c),(d) and (e) below            Employee meets the requirement(s) selected
   which apply.                     below.

                                    a) __ Employed in the following employment
                                       classification:

                                       i) __ Paid on a salaried basis.

                                       ii) __ Paid on a commission basis.

                                       iii) __ Paid on an hourly rate basis

                                       iv) __ Represented for collectibe
                                           bargaining purposes by

                                           A. __ any bargaining unit.

B. Bargaining unit's name.                 B. __ ______________________________
                                           ____________________________________
                                           ____________________________________
                                           ____________________________________


                                       v) __ Not represented for collective
                                         bargaining purposes by

                                           A. __ any bargaining unit for which
                                             retirement benefits have been the
                                             subject of good faith bargaining
                                             between Employee representative and
                                             us.

B. Bargaining unit's name.                 B. __ ______________________________
                                             __________________________________
                                             __________________________________
                                             __________________________________

b) If more than one                 b) If more than one employment
   employmentclassification            classificationis selected, the Employee
   is selectedin (a),                  must meet
   check (i) or (ii).
                                       i) __ each one of the employment
                                           classifications selected above.

                                       ii)__ any one of the employment
                                           classifications selected above.

Exhibit 10-35
Page 8 of 38

c) If selected, check (i),          c) __ Not covered under any other qualified
   (ii) or both.
                                       i) __ profit sharing plan (or)

                                       ii) __ pension plan

                                       to which we contribute.

                                    d) __ Employed at the following location or
                                       divisions or in the following positions:
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________


                                    e) _ Not employed at the following location
                                       or divisions or in the following
                                       positions:
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________
                                   ____________________________________________


                              K. ENTRY REQUIREMENTS

1) Select (a) or (b).            1) SERVICE REQUIRED to become an Active Member:
          ---

                                    a) __ Service is not required.
                                                     ---

b) If selected, check (i)           b) X The minimum Entry Service required is
                                       -
   or (ii). Up to 1 year
   --
   may be used (6 mnoths               i) X 1 (one) whole year.
                                          -
   if Entry Date is Yearly
   Date).

ii) If selected, fill in               ii) __ ______/12 of a year.
   numerator of fraction
   (e.g. 6/12 for half a                   Note: If a fractional part of a year
                                           -----
   year).                                  is required, the Hours Method may not
                                           be used to determine Entry Service.

2) Select (a) or (b). (Use       2) ENTRY SERVICE, subject to the provisions
          --
   only if service is               of Plan Section 1/02, shall be determined
   required for entry.)             as follows:

                                    a) __ ELAPSED TIME METHOD. Entry Service
                                       is the total of an Employee's countable
                                       Periods of Service without regard to
                                       Hours of Service.

                                                                   Exhibit 10-35
                                                                    Page 9 of 38


b) Only available if one            b) X HOURS METHOD. A year of Entry Service
                                       -
   year is used in K(1)                is an Entry Service Period which has
   above                               ended and in which an Employee has 1,000
                                       Hours of Service, unless a lesser number is specified in (i) below.

i) Optional reduced Hours              i) __ __________ Hours of Service.
   of Service requirement.

ii) Optional crediting of              ii) __ A year of Entry Service shall be
   Entry Service before                    credited before the end of the Entry
   Entry Service Period                    Service Period if the Employee has
   ends.                                   the number of Hours of Service
                                           specified above.

                                       iii) An ENTRY SERVICE PERIOD is the 12-
                                           consecutive month period beginning on
                                           an Employee's Hire Date and each
                                           following 12-consecutive month period
                                           ending on the last day of the Plan
                                           Year including the 12-consecutive
                                           month period ending on the last day
                                           of the first Plan Year after his Hire
                                           Date, unless otherwise specified in
                                           A. below. (See Plan Section 1.02 for
                                           the crediting of Entry Service during
                                           the first two periods.)

A. Optional Entry Service                  A. X An Entry Service Period is the
                                              -
   Period, continues on                      12-consecutive month period
   employment                                beginning on an Employee's Hire
   anniversaries.                            Date and each following 12-
                                             consecutive month period beginning
                                             on an anniversary of that Hire
                                             Date.

                                       iv) An ENTRY BREAK in service, when the
                                           Hours Method is used, is an Entry
                                           Service Period in which an Employee
                                           is credited with not more than one-
                                           half of the Hours of Service required
                                           for a year of Entry Service, unless
                                           otherwise specified in A. Below.

A. Optional Hours of                       A. __ _____or fewer Hours of Service.
   Service requirement.
   Fill in up to 500 hours
   but less than hours
   required for year of
   Entry Service.

3) Select (a) or (b).            3) AGE REQUIRED to become an Active Member:
              --

                                    a) __ A minimum age is not required.
                                                           ---

b) Not over age 21 (20 1/2          b) X The Employee must be 21 or older.
                                       -                      --
   if Entry Date is Yearly
   Date).

4) This waiver applies           4) __ The requirement(s) for entry checked
   only on the date you             below shall be waived on ______________,
   fill in.                         __________. This date shall be an Entry
                                    Date if the Eligible Employee has met all the other entry requirements.

                                    a) __ Service requirement.

                                    b) __ Age requirement.

Exhibit 10-35
Page 10 of 38

L. Select one of the          L. ENTRY DATE. An Eligible Employee may enter
          ---
   following dates.              the Plan as an Active Member on the earliest

                                 1) X Monthly Date.
                                    -

                                 2) _ Semi-yearly Date,

                                 3) _ Quarterly Date,

4) If selected, age and          4) _ Yearly Date,
   service required in
   Item K can't be over          5) _ date,
   age 20 1/2 or more
   age 20 1/2 or more than       on or after the date this Plan became
   6 months, respectively.       effective, on  which he meets all the entry
                                 requiremnts. This date is his ENTRY DATE.

                              M. PAY

                                 1) COMPENSATION for purposes of Plan Section
                                    3.06 is as defined therein, under
                                    Information required to be reported under Code Sections 6041 and 6051 (Wages, Tips and Other Compensation Box on Form W-2), which is actually paid or made available by us for the Limitation Year, unless otherwise specified in (a) or (b) below.

a) Optional 415 (c)(3)              a) _ 415 safe-harbor compensation
   definition of Pay.                  as defined in Plan Section 3.06.

b) Optional W-2 definition          b) _ Code Section 3401(a) wages (wages for
   of Pay.                             purposes of income tax withholding) as
                                       defined in Plan Section 3.06.

2) Optional provision to         2) _ The definition of Compensation above shall
   continue old definition          apply on and after the 1994 Limitation Year.
   until 1994 Limitation            The definition of Compensation on any date
   Year.                            before the 1994 Limitation Year shall be
                                    determined in accordance with the provisions of the Prior Plan.

                                 3) PAY for purposes of Plan Section 1.02 is the
                                    same as compensation for purposes of Plan
                                    Section 3.06 as specified in (1) above.

4) Optional provision to         4) _ The definition of Pay in this Item M shall
   continue old definition          apply on and after the first Yearly Date in
   until 1994 Plan Year.            1994. The definition of Pay on any date
                                    before the first Yearly Date in 1994 shall be determined in accordance with the provisions of the Prior Plan.

                                                                   Exhibit 10-35
                                                                   Page 11 of 38


                                 Pay shall include elective contributions.
                                 Elective contributions are amounts excludable from the gross income of the Employee under Code Sections 125, 402(a)(8), 402(h) or
                                 403(b), and contributed by us, at the
                                 Employee's election, to a Code Section 401(k) arrangement, a simplified employee pension, cafeteria plan or tax-sheltered annuity. Elective contributions also include Pay deferred under a Code Section 457 plan maintained by us and Employee contributions "picked up" by a governmental entity and, pursuant to Code Section 414(h)(2), treated as our contributions.

5) Safe harbor fringe            5) For purposes of Elective Deferral
   benefit exclusion.               Contributions only Pay shall not include
                                    reimbursements or other expense allowances, fringe benefits (cash or non-cash), moving expenses, deferred compensation, and welfare benefits, unless otherwise specified in (a) below.

a) Optional provision to            a) X Pay for all purposes under the Plan
                                       -
   exclude fringe benefits             shall not include reimbursements or other
   for all purposes.                   expense allowances, fringe benefits (cash
                                       or non-cash), moving expenses, deferred compensation, and welfare benefits.

                                 6) ANNUAL PAY is, on any given date, an
                                    Employee's Pay for the latest Pay Year
                                    ending on or before that date.

                                 7) The PAY YEAR is the one-year period ending
                                    on the last day of each Plan Year, unless a different Pay Year is specified in (a) below.

a) Optional Pay Year.               a) _ The one-year period ending on each
                                        ________________(month and day).

Select any modifications         Pay is modified as follows:
below which apply.
                                 8) _ An Employee's Annual Pay over $________
                                    shall be excluded.

                                 9) __ If a Member's Entry Date occurs after
                                    ______________, Pay before such Entry Date shall be excluded.

Exhibit 10-35
Page 12 of 38

                                 Item (10) shall apply to the Pay used for
                                 purposes of determining the allocation or
                                 amount of specified Contributions. Item (10)
                                 shall not apply to the Pay used for purposes
                                       ---
                                 of determining the allocation of
                                 Contributions if an Integration Level is used to determine the allocation of Contributions.

10) Optional exclusions.         10) _ Pay for purposes of determining the
                                    allocation or amount of

                                    a) _ All Employer Contributions

                                    b) _ Elective Deferral Contributions

                                    c) _ Additional Contributions

                                    d) _ Discretionary Contributions

                                    excludes
                                    --------

                                    e) _ bonuses

                                    f) _ commissions

                                    g) _ overtime pay

h) Specify type of special          h) other special pay _____________________
   pay excluded                        _______________________________________
                                       _______________________________________

                                 Item (11) shall only apply to the Pay used for
                                                 ----
                                 purposes of determining excess amounts under Plan Section 3.07.

                                 11)X Pay shall include only amounts received
                                    -
                                    while an Active Member of the Plan for the period described in Plan Section 3.07.

                              N. ELECTIVE DEFERRAL CONTRIBUTIONS for a Member
                                 are equal to a portion of Pay as specified in the written elective deferral agreement with us. The elective deferral agreement to start Elective Deferral Contributions may be effective on a Member's Entry Date )Reentry Date, if appplicable) or any following Semi-yearly Date, unless otherwise specified in (1) below.

1) Optional effective            1) X Following a Member's Entry Date (Reentry
   dates for elective               Date, if applicable), a Member's elective
   deferral agreements.             deferral agreement may become effective on
   If selected, check               any
   )a), (b), (c) or (d).
                 --
                                    a) _ Monthly Date.

                                    b) X Quarterly Date.
                                       -

                                    c) _ Yearly Date.

                                    d) _ date.

                                                                   Exhibit 10-35
                                                                   Page 13 of 38


                                 The Member shall make any change or terminate the elective deferral agreement by filing a new elective deferral agreement. A Member's elective deferral agreement making a change may be effective on any date an elective deferral agreement to start Elective Deferral Contributions could be effective. A Member's elective deferral agreement to stop Elective Deferral Contributions may be effective on any date. The elective deferral agreement must be in writing and effective before the beginning of the pay period in which Elective Deferral Contributions are to start, change or stop. A Member may not defer more than 20% of Pay for the Plan Year. Elective Deferral Contributions shall be limited as needed to meet nondiscrimination tests.

2) Optional minimum.             2) _ _____% of Pay is the minimum Elective
                                    Deferral Contribution.

                                 3) _ Elective Deferral Contributions must be
                                    a whole percentage of Pay.

4) Optional maximum.             4) X 15% of Pay is the maximum Elective
                                    -
   (Consider using 20%              Deferral Contribution.
   reduced by the amount
   of other Contributions
   made for the Member.)
                              O. X We shall make MATCHING CONTRIBUTIONS.
                                 -

1) If Item O is selected,        1) The percentage of Elective Deferral
   check (a) or (b).                Contributions matched is
             --

a) Not more than 100%.              a) _ ________%.

                                    b) X determined by us, but won't be more
                                       -
                                       than 100%.

i) Optional minimum                    i) _ ____% is the minimum percentage.
   percentage.

ii) Optional maximum                   ii) _ ___% is the maximum percentage.
   percentage. Less than
   100%.

2) Optional limit on             2) X Elective Deferral Contributions which are
                                    -
   Elective Deferral                over the percentage of Pay below won't be
   Contributions matched.            matched.
   If selected, check
   (a) or (b). Limit can            a) _ _____%.
       --
   help meet
   nondiscrimination
   tests.                           b) X A percentage determined by us.
                                       -

i) Optional minimum                    i) _ ___% is the minimum percentage.
   percentage.

ii) Optional maximum                   ii) _ ___% is the maximum percentage.
   percentage.

Exhibit 10-35
Page 14 of 38

3) If Item O is selected,        3) Matching Contributions are made
   check (a) or (b).
                                    a) X as Elective Deferral Contributions are
                                       -
                                       made.

4) If (3)(a) is selected,        4) X At the end of the Plan Year we may make
                                    -
   this option may be used          make more Matching Contributions for Members
   to adjust the Matching           who made Elective Deferral Contributions for
   Contributions at the             for the Plan Year shall be made as
   end of the Plan Year.            specified below.

a) Optional. Match at end           a) X The Matching Contributions made at the
                                       -
   of yearonly those meeting           end of the Plan Year shall only be made
   requirements in Item Q.             for those meeting the requirements in
                                       Item Q.

b) If (4) is selected,              b) The percentage of Elective Deferral
   check (i) or (ii).                  Contributions matched is
             --

i) Not more than 100%.                 i) _ ___%.

                                       ii) X determined by us, but won't be more
                                           than 100%.

A. Optional minimum                        A. _ ___% is the minimum percentage.
   percentage.

B. Optional maximum                        B. _ ___% is the maximum percentage.
   percentage. Less than
   100%.

c) Optional limit on                c) X Elective DeferralContributions which
                                       -
   Elective Deferral                   are over the percentage of Pay below
   Contributions matched                won't be matched.
   if (4) is selected. If
   selected, check (i) or              i) _ ___%.
                       --
   (ii). Limit will help
   meet  nondiscrimination             ii) X A percentage determined by us.
                                           -
   tests.

A. Optional minimum                        A. _ ___% is the minimum percentage.
   percentage.

B. Optional maximu;m                       B. _ ___% is the maximum percentage.
   percentage.

                                                                   Exhibit 10-35
                                                                   Page 15 of 38

5) If selected, Matching          5) _ Matching Contributions are Qualified
   Contributiions may be               Matching Contributions. Qualified Match-
   tested for                          ing Contributions are 100% vested and
   nondiscrimination with              subject to the withdrawal restrictions of
   the Elective Deferral               Code Section 401(k).
   Contributions.

a) Optional if (5) is               a) _ Qualified Matching Contributions shall
   selected. Nonhighly                 be made only for Nonhighly Compensated
   Compensated Employees               for Nonhighly Compensated Employees.
   only.

6) Optional maximum on           6) _ Our Matching Contributions for a Member
   Matching Contributions.          during any Plan Year shall not be more than
                                    $ _____.

                                 7) Forfeitures of Matching Contributions which
                                    relate to excess amounts as provided in Plan
                                    Section 3.07 shall be used to offset our first Contribution after the Forfeiture occurs, unless otherwise specified in (a) below.

a) Optional treatment of            a) _ Forfeitures of Matching Contributions
   forfeitures which                   which relate to excess amounts as
   relate to excess                    provided in Plan Section 3.07 shall be
   amounts.                            allocated to those meeting the require-
                                       ments in Item jQ who do not have an
                                       excess amount using the allocation
                                       formula in P(3)(a) and shall be deemed to be Matching Contributions.

                              P. OTHER EMPLOYER CONTRIBUTIONS AND
                                      FORFEITURES

1) These contributions are       1) _ QUALIFIED NONELECTIVE CONTRIBUTIONS.
   are used in the                  Qualified Nonelective Contributions are 100%
   nondiscrimination tests.         vested and subject to the withdrawal
    If selected, check (a)          restrictions of Code Section 401(k).
     or (b).
     --

a) Qualified Nonelective            a) _ We shall make Qualified Nonelective
   Contributions are a set             Contributions equal to the following:
   amount. If selected,
   check the contribution
   formula, (i) or (ii).
                --

i) If selected, check A                i) _ PAY FORMULA. An amount equal to
   or B.
   --
                                           A. _ ___% of Pay for the period for
                                             each Member who is an Active Member
                                             on the last day of that period.

                                           B. _ ___% of Annual Pay at the end of
                                             the Plan Year for Members who meet
                                             the requirements in Item Q.

Exhibit 10-35
Page 16 of 38


ii) If selected, check A               ii) _ SERVICE FORMULA. An amount equal to
    or B.
    --
                                           A. _ $ ___ for the pay period for
                                             each Member who is an Active
                                             Member on the last day of that
                                             period.

                                           B._ $ ___ at the end of the Plan
                                             Year for Members who meet the
                                             requirements in Item Q.

b) Qualified Nonelective            b) _ Qualified Nonelective Contributions may
   Contributions are                   be made for each Plan Year in an amount
   determined by you each              determined by us. Our Qualified
   year.                               Nonelective Contributions shall be
                                       allocated to those meeting the
                                       requirements in Item Q using the
                                       allocation formula in P(3)(a).


c) Optional. Nonhighly              c) _ Qualified Nonelective Contributions
   Compensated Employees               shall be made only for or allocated only
   only.                               to Nonhighly Compensated Employees.

2) These contributions are       2) _ We shall make ADDITIONAL CONTRIBUTIONS
   a set amount. If                 equal to the following:
   selected, check the
   contribution formula,
   (a) or (b).
       --
a) If selected, check               a) _ PAY FORMULA. An amount equal to
   (i) or (ii).
       --
                                       i) _ ___% of Pay for the pay period for
                                          each Member who is an Active Member
                                          on the last day of that period.

                                       ii) _ ___% of Annual Pay at the end of
                                          the Plan Year for Members who meet the
                                          requirements in Item Q.

b) If selected, check (i),          b) _ SERVICE FORMULA. An amount equal to
   (ii), (iii) or (iv).
               --
                                       i) _ $ ___ for the pay period for each
                                          Member who is an Active Member on the
                                          last day of that period.

                                       ii) _ $___ at the end of the Plan Year
                                          for Members who meet the requirements
                                          in Item Q.

iii) No contribution for               iii) _ $ ___ for each Hour of Service he
   paid nonworking hours                  has performed during the pay period
                                              ---------
   such as vacation.                      for each Member who is an Active
                                          Member during the pay period.

iv) Congribution is made               iv) _ $ ___ for each Hour of Service
   for paid nonworking                    credited during the pay period for
                                          --------
   hours such as vacation.                each Member who is an Active Member
                                          during the pay period.

                                                                   Exhibit 10-35
                                                                   Page 17 of 38


3) These contributions are       3) _ DISCRETIONARY CONTRIBUTIONS may be made
   determined by you each           for each Plan Year in an amount determined
   year. If selected, check         by us. The amount of our Discretionary
   the allocation formula,          Contributions and Forfeitures, if
   (a) or (b).                      applicable, allocated to a person meeting
       --
                                    the requirements in Item Q shall be equal to the following:

                                    a) _ PAY FORMULA. An amount equal to our
                                       Discretionary Contributions and
                                       Forfeitures, if applicable, multiplied by the ratio of such person's Annual Pay to the total Annual Pay of all such persons.

                                    b) _ INTEGRATED FORMULA. An amount equal to
                                       a percentage of the person's Annual Pay
                                       up to the Integration Level plus a
                                       percentage (equal to 2 times the first
                                       percentage) of his Annual Pay over the
                                       Integration Level. The first percentage
                                       shall be the Maximum Integration Rate,
                                       unless otherwise specified in (i) below.

i) Optional percentage. If             i) _ ___% (If this percentage exceeds the
   selected, fill in a                    Maximum Integration Rate, the Maximum
   percentage up to the                   Integration Rate shall apply.)
   Maximum Integration
   Rate.                               If our Discretionary Contributions and
                                       Forfeitures, if applicable, are not great enough to provide this allocation, the percentage above shall be proportionally reduced.

                                       If our Discretionary Contributions and
                                       Forfeitures, if applicable, are more than enough to provide the allocation above, any amount remaining shall be allocated in the same manner as provided in the Pay Formula, Item P(3)(a).

                                       ii) The MAXIMUM INTEGRATION RATE shall
                                          be determined according to the
                                          following schedule:

                                                                     INTEGRATION
                                          INTEGRATION LEVEL              RATE

                                          100% of TWB                    5.7%
                                          Less than 100%, but more
                                           than 80% of TWB               5.4%
                                          More than the greater of
                                           $10,000 or 20% of TWB, but
                                           not more than 80% of TWB      4.3%
                                          Not more than the greater
                                           of $10,000 or 20% of TWB      5.7%

Exhibit 10-35
Page 18 of 38

                                          "TWBF" means the taxable wage base as
                                          in effect on the latest Yearly Date.
                                          "Taxable wage base" means the maximum
                                          amount of earnings which may be
                                          considered for wages for a year under
                                          Code Section 3121(a)(1).

                                          On any date the protion of the rate of
                                          tax under Code Section 311(a)(in
                                          effect on the latest Yearly Date)
                                          which is attributable to old age
                                          insurance exceeds 5.7%, such rate
                                          rate shall be substituted for 5.7% and
                                          5.4% and 4.3% shall be increased
                                          proportionately.

                                       iii) The INTEGRATION LEVEL is the taxable
                                          wage base (as defined in (ii) above)
                                          as in effect on the latest Yearly
                                          Date, unless otherwise specified in A.
                                          or B. below.

A. Optional dollar amount.                 A. _ $ ___.
   Must be less than such
   taxable wage base.

B. Optional percentage of                  B. _ ____% of such taxable wage base.
   such taxable wage base.
   Must be less than 100%.

4) Not applicable if             4) If P(3) is selected, FORFEITURES shall be
   Vesting Percentabe is            reallocated to remaining  Members and if
   100%.                            P(3) is not selected, Forfeitures shall be
                                    used to offset our first Contribution made after the Forfeiture is determined, unless otherwise specified in (a) or (b) below. If
                                    P(3) is selected, Forfeitures shall be
                                    allocated with our Dioscretionary
                                    Contributions and deemed to be Discretionary
                                    Contributions. (See Plan Section 3.05.)

a) Optional treatment of            a) _ Forfeitures shall not be allocated with
   Forfeitures if P(3) is              our Discretionary Contributions, but
   not selected, but P (2)             shall be used to offset our first
   is selected.                        Contributuion made after the Forfeiture
                                       is determined.

b) Optional treatment of            b) _ Forfeitures shall not be used to offset
   Forfeitures if P(3) is              our first Contribution, but shall be
   not selected, but P(2)              allocated to those meeting the
   is selected.                        requirements in Item Q using the
                                       allocation formula in P(3)(a) and shall
                                       be deemed to be Addiotional
                                       Contributions.

                              Q. NET PROFITS AND CONTRIBUTION REQUIREMENTS

                                 1) Our Contributions shall be made out of our
                                    current or accumulated NET PROFITS unless otherwise specified below.

                                    a) X Our Contributions may be made without
                                       -
                                       regard to our current or accumulated Net
                                       Profits.

                                                                   Exhibit 10-35
                                                                   Page 19 of 38


2) If annual contributions       2) REQUIREMENTS FOR CONTRIBUTIONS. The
   are subject to these             allocation of our Contributions is subject
   requirements or is               to the provisions of Article III and Article
   Forfeitures are                  X of the Plan. Our Contributions which are
   reallocated (see items           subject to the requirements of this Item Q
   O(7) and P(4)), select           and Forfeitures shall be allocated as of
   (a), (b), (c) or (d)              the last day of the Plan Year to each
                 --
   below. If advanced
   funding is used, (a)             a) _ person who was an Active Member at any
   must be checked.                    time during the Plan Year.

                                    b) _ Active Member on that date.

                                    c) _ person who was an Active Member at any
                                       time during the Plan Year and who has at least 1,000 Hours of Service during the latest Accrual Service Period ending on or before that date, unless a lesser number is specified in (i) below.

i) Optional reduced Hours              i) _ ___ Hours of Service.
   of Service requirement.
                                    d) X Active Member opn that date who has at
                                       -
                                       least 1,000 Hours of Service during the
                                       latest Accrual Service Period ending on
                                       or before that date, unless a lesser
                                       number is specified in (i) below.

i) Optional reduced Hours              i) _ ___ Hours of Service.
   of Service requirement.
                                    The allocation requirements in (b), (c) or
                                    (d) are modified as follows:

e) Optional allocation              e) X Our Contributions shall also be
                                       -
   requirement. Do not use             allocated to each person who was an
                   ---
   with (a) above.                     Active Member at any time during the Plan
                                       Year and who has retired, become Totally
                                       Disabled, or died.

                                 3) The ACCRUAL SERVICE PERIODis the 12-
                                    consecutive month period ending on the last day of each Plan Year, unless a different period is specified in (a) below.

a) Optional Accrual                 a) _ The 12-consecutive month period ending
   Service Perios if you               on each _________ (month and day).
   use hours in (2) above.

Exhibit 10-35
Page 20 of 38

                              R. CONTRIBUTION MODIFICATIONS

                                 Contribution Limitations: The Annual Additions
                                 -------------------------
                                 for a Member during a Limitation Year shall not
                                                                             ---
                                 be more than the Maximum Permissible Amount.
                                 (See Plan Sections 3.06 and 10.05.)

                                 1) For Limitations Years beginning after
                                    December 31, 1991, for purposes of applying the limitations of Plan Section 3.06, Compensation for a Limitation Year is the Compensation actually paid or made available during such Limitation Year.

2) Fill in last day of the       2) The LIMITATION YEAR is the 12-consecutive
   Limitation Year,                 month period ending on each December 31
                                                                -----------
   Normally, the last day           (month and day).
   of the Plan Year is used.
   You must match the            3) If the Member is covered under another
   Limitation Years of all          qualified defined contribution plan
   your other plans.                maintained by the Employer, as defined in
If you or an Employer, as           Plan Section 3.06, other than a Master or
defined in Plan Section             Prototype Plan.
3.06, maintained or ever
maintained another                  a) _ The provisions of (f) through (k) of
qualified plan is (or was)             Plan Section 3.06 will apply as if the
a member orcould become a              other plan were a Master or Prototype
member, you must complete              Plan.
(3) and (4) of this Item R.         b) _ The method described on the attached
                                       page shall be used to limit total Annual
                                       Additions to the Maximum Permissible
                                       Amount, and will properly reduce the
                                       Excess Amounts, in a manner which
                                       precludes Employer discretion.

                                 4) If the Member is or has ever ben a member in
                                    a defined benefit plan maintained by the Employer, as defined in Plan Section 3.06, the method described on the attached page shall be used to satisfy the 1.0 limitation of Code Section 415, in a manner which precludes Employer discretion.

5) Optional maximum              5) _ The amount of our Contributions for any
   allocation.
                                    a) _ Plan Year

                                    b) _ Limitation Year

                                    allocated to a person meeting the require-ments in Item Q shall not be more than (the lesser of)

                                    c) _ $____(or)

d) Less than 25%.                   d) _ ____% of his Annual Pay (Compensation
                                       for the Limitation Year if (b) above is
                                       selected).

                                                                   Exhibit 10-35
                                                                   Page 21 of 38


In Years when this Plan is       Top-heavy Plan Requirements: The amount and
                                 ----------------------------
a Top-heavy Plan, special        allocation of Contributions shall be subject to
minimum and maximum              the provisions of Article X of the Plan in
Contribution provisions          Years when this is a Top-heavy Plan.
apply. Use Items (6)
through (9), as needed,          6) _ Key Employees who are Employees on the
to meet the requirements            last day of the Year shall also receive the
for your plans which are            minimum allocation required in Years when
top-heavy or toe xtend              is a Top-heavy Plan.
the minimums to other
employees or Years. The          7) _ A ___% (not less than 3%) minimum
items you select here               allocation shall apply in Years when this is
override any provisions             a Top-Heavy Plan.
of Article X to the
contrary.                        8) _ The minimum allocation in (6) and (7)
                                    above and in Article X shall apply in all Years without regard to whether or not this is a Top-heavy Plan or to the requirements in Item Q.

                                 9) X The method described on the attached page
                                    -
                                    shall be used to meet the minimum allocation and benefit requirements in Years when this is a Top-heavy Plan, in a manner which precludes Employer discretion.

                                 Present Value: For purposes of establishing
                                 Present Value to compute the Top-heavy Ratio, any benefit shall be discounted only for 7 1/2% interest and mortality according to the 1971 Group Annuity Table (Male) without the 7% margin but with projection by Scale E from 1971 to the later of (a) 1974, or (b) the year determined by adding the age to 1920, and wherein for females the male age six years younger is used, unless otherwise specified in
                                 (10) and (11) below:

                                 10) _ Interest rate ___%.

                                 11) _ Mortality table: _______________________
                                    ___________________________________________
                                    ___________________________________________

                              S. VOLUNTARY CONTRIBUTIONS are not permitted,
                                                             ---
                                 unless otherwise specified in (1) below.

1) Select if Voluntary           1) _ Voluntary Contributions are permitted.
   Contributions are
   permitted.

T. Select (1) or (2) and      T. INVESTMENT
              --
   complete (3).

1) If selected, fill in the      1) X The Plan is trusteed. Plan assets may be
                                    -
   names of all trustees.           invested in an Annuity Contract and other
   (Consider naming two or          funding vehicle(s).
   more.) Complete (a) and
   (b).
                                 We have named the following person(s) to act as
                                 TRUSTEE under the Trust:
                                 GERALD A TEELE
                                 ----------------------------------------------
                                 TERRENCE D. DAVIS
                                 ----------------------------------------------
                                 E. J. MERCIER, JR.
                                 ----------------------------------------------
                                 ______________________________________________
                                 ______________________________________________
                                 ______________________________________________
                                 ______________________________________________
                                 ______________________________________________

Exhibit 10-35
Page 22 of 38

a) If the Plan is trusteed,         a) LIFE INSURANCE
   select (i) or (ii).
              --
                                       i) _ With the Trustee's  consent and
                                          subject to the limits and provisions
                                          of Artivle IV of the Plan, an Active
                                          Member may elect to have his Account
                                          applied to  purchase life insurance
                                          coverage on his life.

                                       ii) X Life insurance coverage is not
                                           -
                                           provided under this Plan.

b) If the Plan is trusteed,         b) LOANS
   select (i) or (ii).
              --
                                       i) _ The Trustee shall not  make a loan
                                          to a Member.

                                       ii)X The Trustee may make a loan to a
                                          -
                                          Member from the Trust Fund, subject to
                                          the provisions of Plan Section 5.06.

iii) Fill in the person or             iii)DIRECTOR - HUMAN RESOURCES ia the
                                           --------------------------
   position authorized to                 Loan Administrator.
   administer the Member
   loan program. Principal
   Life Insurance Company
   may not be used.
       ---

iv)Optional minimum loan               iv X The minimum amount of any loan is
                                          -
   amount. Fill in up to                  $1,000.
                                          ------
   $1,000. If none is
   selected, there is no
   minimum.

v) Optional maximum loan               v) _ The maximum amount of any loan is
   amount. Fill in up to                  loan is the lesser of 50% of the
   $49,999. If none is                    Member's Vested Account or $ _______,
   selected, the maximum                  reduced by any outstanding loan
   is the lesser of 50%                   balance.
   Vested Account or
   $50,000, reduced by any
   loan balance.
vi)Optional number of                  vi The number of outstanding loans shall
   outstanding loans.                     be limited to one, unless otherwise
                                          specified in A. or B. below.

                                          A. _ The number shall be limited to
                                             __________.

                                          B. _ The number shall not be limited.

                                                                   Exhibit 10-35
                                                                   Page 23 of 38

vii)Optional number of                 vii)The number of loans approved in a 12-
   loans approved in any                  month period shall be limited to one,
   12-month period.                       unless otherwise specified in A. or B.
                                          below.

                                          A. _ The number shall be limited to
                                             _____________.

                                           B. _ The number shall not be limited.

                                 2) _ The Plan is not trusteed. Plan assets
                                                  ---
                                    shall be invested only in an Annuity
                                    Contract.

                                 3) Subject to the provisions of Articles IV and
                                    VIIA of the Plan and the Annuity Contract, the investment of that part of a Member's Account resulting from

a) Select (i), (ii) or              a) our Contributions other than Elective
                    --
   (iii). Deferral Contributions shall be directed by

                                       i) _ the Member with the Trustee's
                                          consent(our consent, if not trusteed).

                                       ii) X the Member.
                                           -

                                       iii) _ the Trustee (us, if not trusteed).

b) Select (i), (ii) or              b) Elective Deferral Contributions shall be
                    --
   (iii).                              directed by

                                       i) _ the Member with the Trustee's
                                          consent(our consent, if not trusteed).

                                       ii) X the Member.
                                           -

                                       iii) _ the Trustee(us, if  not trusteed).

c) Select (i), (ii) or              c) Member Contributions and Rollover
                    --
   (iii)                               Contributions shall be directed by

                                       i) _ the Member with the Trustee's
                                          consent(our consent, if not trusteed).

                                       ii) X the Member.
                                           -

                                       iii) _ the Trustee (us, if not trusteed).

Exhibit 10-35
Page 24 of 38

                              U. VESTING PERCENTAGE is used to determine the
                                 nonforfeitable percentage of a Member's Account resulting from our Contributions.

                                 The Vesting Percentage for a Member who is an Employee who is an Employee on the date he reaches Normal Retirement Age, meets the requirement(s) for Early Retirement Date, becomes Totally Disabled or dies, whichever occurs first, shall be 100% on such date.

1) Check any other Employer      1) Fully Vested Contributions. Elective
   Contributions which areo         Deferral Contributions are 100% vested. The
   also 100% vested.                following Employer Contributions are 100%
                                    vested. The following Employer Contributions are also 100% vested at all time.

                                    a) _ All other Employer Contributions.

                                    b) _ Additional Contributions.

                                    c) _ Matching Contributions.

                                    d) _ Discretionary Contributions.

2) Select one of the             2) A Member's Account resulting from our
   schedules below if some          Contributions which are not 100% vested is
   Employer Contributions           subject to the Vesting Percentage
   aren't 100% vested               determined below.
   when made.

                                Vesting
                                Service           Vesting Percentage

e) If selected, fill in the             (a)     (b)     (c)     (d)     (e)
   percentages. The schedule             _       _       _       _       X
   must provide full (100%)
   vesting after 5 years of       Less
   Vesting Service or must       than 1  0       0       0       0       0
                                                                       ---
   at all times be as great         1    0       0       0       0      20
                                                                       ---
   as the Vesting Percentage        2    0      20       0       0      40
                                                                       ---
   which the schedule in            3   100     40       0      20      60
                                                                       ---
   (d) would provide.               4           60       0      40      80
                                                                       ---
                                    5           80      100     60     100
                                                                       ---
                                    6          100              80     ___
                                    7                           100    ___

                              A Member's Vesting Percentage determined above shall never be reduced in later years. If this Plan is or ever has been a Top-heavy Plan, the minimum vesting provisions of Article X shall apply.

                                                                   Exhibit 10-35
                                                                   Page 25 of 38


V. Select (1) or (2).         V. VESTING SERVICE, subject to the provisions of
   (Don't use this item if       Plan Section 1.02, shall be determined as
   if all Employer               follows:
   Contributions are fully
   vested and Early           1) _ ELAPSED TIME METHOD. Vesting Service is the
          ---
   Retirement Date is not        total of an Employee's countable Periods of
   based on Vesting              Service without regard to Hours of Service.
   Service.)

Use (a), (b) or both only        a) _ The Elapsed Time Method is used to
if the method of crediting          determine servie on and after _____________,
service has changed.                _______
The Plan must use either
the Elapsed Time Method or       b) _ The Elapsed Time Method is used to
the Hours Method after the          determine service before__________. _______.
date the Plan became
subject to ERISA.
                                 2) X HOURS METHOD. A year of Vesting  Service
                                    -
                                    is a Vesting Service Period in which an Employee has 1,000 Hours of Service, unless a lesser number is specified in (a) below.

a) Optional reduced Ho              a) _ _____ Hours of Service.
   of Service.
                                    b) A VESTING SERVICE PERIOD is the 12-
                                       consecutive month period ending on the
                                       last day of each Plan Year, unless
                                       otherwise specified in (i) or (ii) below.

i) Optional Vesting Service            i) _ The 12-consecutive month period end-
   Period.                                ing on each _____________ (month and
                                          day).

ii)Optional Vesting Service            ii) _ The 12-consecutive month period
   Period which changes.                   ending on
                                           A. each ____________(month  and day)
                                              through
B. Month and day used in A.                B. ____________________, ______
                                           and
C. Month and day on which                  C. each following __________________
   new period ends.                        (month and day).

Exhibit 10-35
Page 26 of 38


                                    c) A VESTING BREAK in service, when  the
                                       Hours Method is used, is a Vesting
                                       Service Period in which an Employee is
                                       credited with not more than one-half of
                                       the Hours of Service required for a year of Vesting Service, unless otherwise specified in (i) below.

i) Optional Hours of                   i) _ ____ or fewer Hours of Service.
   Service requirement.
   Fill in up to 500 hours,
   but less than hours
   required for year of
   Vesting Service.

d) and e). See comment for          d) X The Hours Method is used to determine
                                       -
   V (1)(a) and (b).                   service on and after April 1. 1998.

                                    e) _ The Hours Method is used to  determine
                                       service before  _______, _____.

Select any modifications         Vesting Service is modified as follows:
below which apply. If the
Hours Method is used, any        3) X Service before April 1, 1998
                                    -                -------  ----
data you use should be the
first day of a service
period.

a) Not available for service        a) X is the total of an Employee's countable
                                       -
   afterthe date the Plan              service with us, expressed in whole years
   became subject to ERISA.            and fractional parts of a year (counting
                                       a partial month as a complete month).

                                    b) _ shall be determined under the
                                       provisions of the Plan in effect on the
                                       day before that date.

4) If selected, fill in a        4) _ Service before _________, _______ shall
   date on or before the            not be counted.
   Effective Date.

5) Not over age 18.              5) _ Service before an Employee attains age ___
                                    shall not be counted. (If the Hours Method
                                          ---
                                    is used, service during the Vesting Service
                                    Period in which he attains this age shall not be excluded because of this item.)

                                                                   Exhibit 10-35
                                                                   Page 27 of 38
                              W. WITHDRAWAL BENEFITS

                                 1) A Member may withdraw, in a single sum, any
                                    part of his Vested Account resulting from Voluntary Contributions. A Member may make only two such withdrawals in any twelve-month period, unless otherwise specified in
                                    (a) below.

a) Optional frequency for           a) _ A Member may make
   withdrawal of Voluntary
   Contributions.                      i) _ such a withdrawal at any time.
   selected check (i) or
                      --
   (ii).                               ii) _ only ______ such withdrawal(s) in
                                           any twelve-month period.

2) Optional 401(k) hardship      2) X Unless otherwise specified in (a) below,
                                    -
   withdrawal.                      a Member may withdraw any part of his
                                    Vested Account which does not result from Voluntary Contributions, Qualified
                                    Matching Contributions or Qualified
                                    Nonelective kContributions in the event of undue financial hardship. Withdrawals from the Member's Account resulting from
                                    Elective Deferral Contributions shall be limited to the amount of the Member's
                                    Elective Deferral Contributions (and
                                    earnings thereon accrued as of December 31,
                                    1998). The withdrawal is subject to the
                                    provisions of Plan Section 5.05.

a) Optional restriction on          a) X Such withdrawal shall be limited to the
                                       -
   hardship withdrawal.                amount of the Member's Elective Deferral
                                       Contributions (and earnings thereon
                                       accrued as of  December 31, 1998).

3) Optional withdrawal           3) X A Member may withdraw any part of his
                                    -
   after age 59 1/2.                Vested Account which does not result from
                                    Voluntary Contributions at any time after he attains age 50 1/2. A Member may make only two such withdrawals in any twelve-month period unless otherwise specified in (a) below.

a) Optional frequency for           a) X A Member may make
                                       -
   withdrawal after age
   59 1/2. If selected,                i) X such a withdrawal at any time.
                                          -
   check (i) or (ii).
             --
                                       ii) _ only _____ such withdrawal(s) on
                                           any twelve-month period.

4) Optional withdrawal           4) _ A percentage of a Member's Vested Account
   after 5 years as an              which does not result from Voluntary
   Active Member. Must have         Contributions, Elective Deferral
   Matching Contributions           Contributions, Qualified Matching
   that are not qualified,          Contributions or Qualified Nonelective
   Additional Contributions         Contributions may be withdrawn after he has
   or Discretionary                 been an Active Member for at least five (5)
   Contributions. If  .             years.
   selected, check (a),
   (b), (c) or (d)                  The percentage which may be withdrawn is
            --

                                    a) _ 25%.

                                    b) _ 25% or 50%, as he requests.

Exhibit 10-35
Page 28 of 38
                                    c) _ 25%, 50% OR 75%, as he requests.

                                    d) _ any percentage up to ____%, as he
                                           requests.

                                    A Member shall not make another withdrawal under this item until he has been an Active Member for at least five (5) years since his last withdrawal.

                                   Note: Withdrawals are subject to the
                                   -----
                                   qualified election procedures of Article VI.

                              X. RETIREMENT AND THE START OF BENEFITS

1) Normal Retirement Age         1) NORMAL RETIREMENT AGE is the age at which
   may not exceed any               the Member's Account shall become
   mandatory retirement age         nonforfeitable if he is an Employee. A
   imposed by you on your           Employee. A Member's Normal Retirement Age
   Employees. Must use (a)          is 65, unless otherwise specified in (a) or
   or (b) if manadatory age         (b) below.
   is younger than 65.

a) Optional Normal                  a) _ Age ___.
   Retirement Age . Fill
   in age younger than 65.

b) Optional Normal                  b) _ The older of age ____ or his age on the
   Retirement Age.Select
   (i) or (ii) and fill in
       --
   up to age 65.

i) Fill in up to 5 years.              i) _ date ___ years after the first day
                                          of the Plan Year in which his Entry
                                          Date occurred.

ii) Fill in up to 5 years.             ii) _ earlier of the date ___ years after
                                          his Hire Date  or the date 5 years
                                          after the first day of the Plan Year
                                          in which his Entry Date occurred.

iii)Optional maximum Normal            iii)_ A Member's Normal Retirement Age
   Normal Retirement Age if               Retirement Age shall not be older
   (b) is selected. Fill in               than age _____.
   up to age 70.
                                    c) _ A Member's Normal Retirement Age shall
                                       not be older than normal retirement age
                                       ---
                                       under the Plan on the day before any
                                       change in the Normal Retirement  Age
                                       provisions, if he was a  Member of such
                                       date.

                                                                   Exhibit 10-35
                                                                   Page 29 of 38

(2) Select (a) or (b).            2) EARLY RETIREMENT DATE
              --+

a) If selected, check and           a) X Early Retirement Date is the first day
                                       -
   complete any                        of the month before a Member's Normal
   requirements below                  Retirement Date which he selects for the
   which apply. An                     start of retirement benefits. This day
   Employee's Account is               shall be on or after the date the Member
   100% vested when the                ceases to be an Employee and the date the
   requirements are met.               following requirement(s) are met.

                                       i) X He is age 55.
                                          -           --

                                       ii) X He has 5 years of Vesting Service.
                                           -        -

                                       iii)_ He is within ____ years of Normal
                                           Retirement Date.

                                       iv) _ He has been an Active  Member
                                           _____ years.

                                    b) _ Early retirement is not permitted.
                                                             ---

3) Optional modification         3) Section 5.03 permits an Employee to elect to
   of the start of benefits.        start benefits after he ceases to be an
   Check (a) or (b).                Employee. The start of benefits is modified
             --
                                    as follows:

                                    a) _ Benefit payments from that part of a
                                       Member's Vested Account resulting from
                                       our Contributions shall not begin before the Member retires, becomes Totally Disabled or dies. A small Vested Account may be paid earlier in a single sum (See Plan Section 9.10.)

i) Optional. Restriction               i) _ Such restriction shall not apply to
   does not apply to                      that part of a Member's Vested Account
   Elective Deferral                      resulting from Elective Deferral
   Contributions.                         Deferral Contributions.

b) If selected, check (i)           b) _ The Member may elect to receive his
   or (ii).                            Member Contribution in a single sum. Any
   --
                                       other benefit payment under Plan Section
                                       5.03 shall not begin before the Member
                                       has ceased to be an Employee for a period of time.Payment of a small Vested Account will also be delayed. (see Plan Section
                                       9.10.) The period of time is

                                       i) _ ______ month(s).

                                       ii) _ _____ year(s).

Exhibit 10-35
Page 30 of 38
                              Y. FORMS OF DISTRIBUTION

1) If selected, check            1) _ A Member may not receive a single sum
                                                                 ------
   (a) or (b).                      payment of that part of his Vested Account
       --
                                    resulting from our Contributions

                                    a) _ at any time.

                                    b) _ before the Member retires or becomes
                                       Totally Disabled.

                                    A small Vested Account may be paid in a
                                    single sum. (See Plan Section 9.10.)

                                                                   Exhibit 10-35
                                                                   Page 31 of 38



BLANK PAGE

Exhibit 10-35
Page 32 of 38


By executing this Adoption Agreement, we, the Employer adopt "Principal Financial Group Prototype for Savings Plans" for the exclusive benefit of our employees. Our selections and specifications contained in this Adoption Agreement and the terms, provisions and conditions provided in Principal Financial Group Prototype Basic Savings Plan constitute our PLAN. No other basic plan may be used with this Adoption Agreement.

It is understood that Principal Life Insurance Company is not a party to our Plan and shall not be responsible for any tax or legal aspects of our Plan. We assume responsibility for these matters. We acknowledge that we have counseled, to the extent necessary, with selected legal and tax advisors. The obligations of Principal Life Insurance Company shall be governed solely by the provisions of its contracts and policies. Principal Life Insurance Company shall not be required to look into any action taken by the Plan Administrator, Named Fiduciary, Trustee or us and shall be fully protected in taking, permitting or omitting any action on the basis of our actions. Principal Life Insurance Company shall incur no liability or responsibility for carrying out actions as directed by the Plan Administrator, Named Fiduciary, Trustee or us.

This Plan is an important legal document. It may not fit your situation. You will want to consult with your lawyer on whether it does or not and on its tax and legal implications, for which neither Principal Life Insurance Company nor its agents can assume responsibility.

Failure to properly fill out this Adoption Agreement may result in disqualification of this Plan. Principal Life Insurance Company will inform you of any amendments made to the Plan or of the abandonment of the Plan. The address of Principal Life Insurance Company is 711 High Street, Des Moines, Iowa 50392-0001. When you first adopt the prototype, Principal Life will assgin a contact person and give you a toll-free number. If you have not been assigned a contact person, call 1-800-543-4015, Extension 75397, for assistance.

     The opinion letter issued by the National Office of the Internal Revenue Service applies to the prototype form. You may not rely on it as evidence that your Plan is qualified under Code Section 401. In order to obtain reliance with respect to the qualification of your plan, you must apply to your Key District Office for a determination letter.

                            (Complete in black ink.)

     This Adoption Agreement is executed   October 30,     98.
                                          -----------  ------
                                          (month and day)(year)


                                          FOR THE EMPLOYER

                                          By  /s/Gerald A. Teele
                                             ----------------------------------
                                                       (signature)

                                          Senior Vice President/CFO
                                          -------------------------------------
                                                         (title)

                                            - By my signature above, I hereby
                                           execute this Adoption Agreement on
                                           behalf of each Adopting Employer
                                           identified in Item Z.

                                          ACKNOWLEDGEMENT BY NAME FIDUCIARY
                                         (IF OTHER THAN THE EMPLOYER OR TRUSTEE)


                                          By___________________________________
                                                         (signature)




Amend No. 2, Effective June 1, 1998            Annuity Contract No.: GA 4-32869
                                                                        -------

                                                                   Exhibit 10-35
                                                                   Page 33 of 38

BLANK PAGE

Exhibit 10-35
Page 34 of 38


Z. ADOPTING EMPLOYERS

   There are no Adopting Employers under this Plan.

                                                                   Exhibit 10-35
                                                                   Page 35 of 38

BLANK PAGE

Exhibit 10-35
Page 36 of 38


FOR THE TRUSTEE(S)


        By     /s/Gerald A. Teele
            -------------------------------------------------------------------
                                  (signature)
     Title:    SENIOR VICE PRESIDENT/CFO
            -------------------------------------------------------------------
   Address:    150 ROWAN STREET
            -------------------------------------------------------------------
               FAYETTEVILLE NC 28302-0909
            -------------------------------------------------------------------



        By     /s/Terrance D. Davis
            -------------------------------------------------------------------
                                  (signature)
     Title:    SENIOR VICE PRESIDENT/CFO
            -------------------------------------------------------------------
   Address:    150 ROWAN STREET
            -------------------------------------------------------------------
               FAYETTEVILLE NC 28302-0909
            -------------------------------------------------------------------




        By    /s/ E. J. Mercier, Jr
            -------------------------------------------------------------------
                                  (signature)
     Title:     VICE PRESIDENT/CFO
            -------------------------------------------------------------------
   Address:     150 ROWAN STREET
            -------------------------------------------------------------------
                FAYETTEVILLE NC 28302-0909
            -------------------------------------------------------------------



        By
            -------------------------------------------------------------------
                                  (signature)
     Title:
            -------------------------------------------------------------------
   Address:
            -------------------------------------------------------------------


Amend No 2, Effective June 1, 1998              Annuity Contract No.: GA 4-32869
                                                                         -------

                                                                   Exhibit 10-35
                                                                   Page 37 of 38
FOR THE TRUSTEE(S)


        By
            -------------------------------------------------------------------
                                  (signature)
     Title:
            -------------------------------------------------------------------
   Address:
            -------------------------------------------------------------------





        By
            -------------------------------------------------------------------
                                  (signature)
     Title:
            -------------------------------------------------------------------
   Address:
            -------------------------------------------------------------------



        By
            -------------------------------------------------------------------
                                  (signature)
     Title:
            -------------------------------------------------------------------
   Address:
            -------------------------------------------------------------------



        By
            -------------------------------------------------------------------
                                  (signature)
     Title:
            -------------------------------------------------------------------
   Address:
            -------------------------------------------------------------------


Amend No 2, Effective June 1, 1998              Annuity Contract No.: GA 4-32869

Exhibit 10-35
Page 38 of 38

Item R(3)(b) The method used to limit Annual Additions to the Maximum Permissible Amount:










Item R(4) The method used to satisfy the 1.0 limitation of Code Section 415:

The Projected Annual Benefit shall be limited first. If the Member's annual benefit(s) equal his Projected Annual Benefit, as limited, then Annual Additions to the defined contribution plan(s) shall be limited to the extent needed to reduce the sum to 1.0. First, the voluntary contributions the Member may make for the Limitation Year shall be limited. Next, any forfeitures reallocated to the Member shall be reallocated to remaining Members to the extent necessary to reduce the decimal to 1.0. Last, to the extent necessary, employer contributions for the Limitation Year shall be reallocated or limited, and any required and optional employee contributions to which such employer contributions were geared shall be reduced in proportion. If, for the Limitation Year, the Member has an AnnualAddition under more than one defined contribution plan or welfare benefit fund or individual medical account maintained by the Employer, as defined in Plan kSection 3.06. any reduction above shall be made using the same method used to limit Annual Additions to the Maximum Permissible Amount.


Item R(9) The method used to meet the minimum contribution and allocation requirements in Years when this is a Top-heavy Plan.


          To meet the minimum in Item R and Article X, the minimum accrued benefit shall be provided under our defined benefit plan for a Non-key
     Employuee who is covered under our defined benefit plan and who would otherwise be entitled to a minimum defined contribution plan allocation or contribution. Any selection or modification made in Items R(6), and R(8) shall also apply.

                                                                   Exhibit 10-36
                                                                     Page 1 of 2


                               FIFTH AMENDMENT TO
                      NATURAL GAS SERVICE AGREEMENT BETWEEN
                             THE CITY OF MONROE, NC
                                       AND
                     NORTH CAROLINA NATURAL GAS CORPORATION


     This Fifth Amendment entered into to be effective on the 1st day of June, 1998, between The City of Monroe, North Carolina, (as "Customer") and North Carolina Natural Gas Corporation, a Delaware corporation (as "Company"),

                              W I T N E S S E T H:
     WHEREAS, Customer and Company are parties to a certain "Natural Gas Service Agreement effective December 6, 1991 ("the Agreement"); the First Amendment effective November 1, 1992; the Second Amendment dated January 1, 1995; the Third Amendment dated November 1, 1996; the Fourth Amendment dated November 1, 1997 to such Agreement; and

     WHEREAS, Company and Customer wish to amend that contract as more fully set forth herein;

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein and in the Agreement, Company and Customer agree as follows:

     Section 4.01 is deleted in its entirety and the following is substituted therefor:

          4.01 Points of Delivery for all natural gas purchased or transported under this Agreement shall be the outlet side of the Company's meter and regulator stations at the following locations in the future. The maximum delivery point entitlement (MDPE) volumes shown below are subject to the total contract maximum daily volume set forth in Section 2.01 as amended.

               City  Gate  Stations  #3  (Airport),   #7  (Crestview),   and  #8
               (Broadview) are to be abandoned by mutual consent on or before June 1, 1999.

          1. City Gate Station #1 (Main City Gate) at a point approximately 1400 feet south of the intersection of North Carolina Highway 200 and Olive Branch Road on the west side of Morgan Mill Road, with two delivery pressures of approximately 42 pounds per square inch gauge (psig) and 150 psig serving two separate feeds.
               The MDPE at this delivery point is 560 Mcf per hour and 11,200 Mcf per day

          2. City Gate Station #2 (Rolling Hills) at a point approximately 900 feet north of US Highway 74 on the east side of Rocky River Road (State Road 1514), with delivery pressure of approximately 42 psig. The MDPE at this delivery point is 53 Mcf per hour and 1060 Mcf per day.

          3. City Gate Station #4 (Rocky River Road) located on Rocky River Road at Hartru (State Road 1007): Minimum Hourly Daily Pressure MDPE MDPE (psig) Mcf Mcf

Prior to June 1, 1998*                     60              27               540
June 1, 1998* to October 31, 1998          75              60             1,200
After October 31, 1998 *                   75             144             2,800

                                                                   Exhibit 10.36
                                                                     Page 2 of 2

               *These dates contingent upon approval of the Fifth Amendment by June 1, 1998 or will adjusted accordingly.

               4.City Gate Station #5 (Charlotte  Plastics) located at Charlotte
                    Plastics on Old Charlotte Highway with delivery pressure of approximately 40 psig. The MDPE at this delivery point is 11 Mcf per hour and 220 Mcf per day.

               5.City Gate Station #6 (Unionville)  located  approximately  1000 feet east of the intersection of Highway 601 North and Unionville-Indian Trail Road (State Road 1367), with delivery pressure of approximately the Company's line #sixteen (16) pressure. The MDPE at this delivery point is 21 Mcf per hour and 420 Mcf per day.

     2.   This Fifth Amendment shall become effective on June 1, 1998.

     3. Except as specifically provided herein, the Agreement shall continue in force and effect as previously written.

     IN WITNESS WHEREOF, this instrument is executed effective as of the day and year first written above.

                                           CITY OF MONROE, N.C.

                                           -------------------------------------



CITY SEAL
                                          Title:          MAYOR
                                                 -------------------------------

                                          Attest::
                                                  ------------------------------
                                                             CITY CLERK




                                          NORTH CAROLINA NATURAL GAS CORPORATION


                                          --------------------------------------


CORPORATE SEAL
                                          Title:
                                                 -------------------------------

                                          Attest::
                                                  ------------------------------

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

Atlanta, Georgia
December 11, 1998