Form 10-Q
period 1998-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1999-02-11
CIK 72596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended December 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $2.50 par value                                10,148,752
-----------------------------                      -----------------------------
         Class                                           Number of Shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS

                                                  December 31,     September 30,
                                                     1998              1998
                                                  (unaudited)       (audited)
                                                 -------------     -------------

Gas Utility Plant
 In service                                      $     326,914     $    322,595
 Less-Accumulated depreciation and amortization        117,887          115,181
                                                 -------------     -------------
                                                       209,027          207,414
 Construction work in progress                          24,243           17,725
                                                 -------------     -------------
   Utility Plant, net                                  233,270          225,139
                                                 -------------     -------------

Nonutility Property                                      7,988            7,653
 Less-Accumulated depreciation                           2,744            2,687
                                                 -------------     -------------
   Nonutility Property, net                              5,244            4,966
                                                 -------------     -------------

Current Assets
 Cash and temporary cash investments                     2,938            2,042
 Restricted cash and temporary cash investments          3,167            4,745
 Accounts receivable, less reserve                      16,343           14,011
 Inventories, at average cost -
  Gas in storage                                         9,336            8,243
  Materials and supplies                                 6,909            6,417
  Merchandise                                            1,150            1,584
 Deferred gas cost-unbilled volumes                      4,151              618
 Other current assets                                      805              840
                                                 -------------     -------------
   Total Current Assets                                 44,799           38,500
                                                 -------------     -------------

Investment in joint ventures                                81               81
Deferred charges and other assets                        3,484            2,752
                                                 -------------     -------------

Total Assets                                          $286,878         $271,438
                                                 =============     =============





     (The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                         CAPITALIZATION AND LIABILITIES

                                                    December 31,   September 30,
                                                       1998            1998
                                                    (unaudited)      (audited)
                                                   ------------    -------------

Capitalization
 Stockholders' investment:
  Common stock, par value $2.50;
  24,000 shares authorized;
  shares issued and outstanding: 12/31/98-10,147;
  09/30/98-10,125                                  $    25,369     $    25,312
 Capital in excess of par value                         35,238          34,625
 Retained earnings                                      65,583          63,264
                                                  ------------     -------------
  Total Stockholders' investment                       126,190         123,201
                                                  ------------     -------------

Long-term debt                                          59,000          59,000
                                                  ------------     -------------

  Total Capitalization                                 185,190         182,201
                                                  ------------     -------------

Current Liabilities
 Current maturities of long-term debt                    2,000           2,000
 Notes payable                                          36,000          20,000
 Accounts payable                                       14,216          15,964
 Refunds payable                                         2,466           1,930
 Customer deposits                                       2,500           2,038
 Restricted supplier refunds                             3,167           4,745
 Accrued interest                                          850           2,103
 Accrued income and other taxes                          2,845           2,623
 Other current liabilities                               2,779           3,261
                                                  ------------     -------------
  Total Current Liabilities                             66,823          54,664
                                                  ------------     -------------

Other Credits
 Deferred income taxes                                  23,494          23,440
 Regulatory liability related to income taxes, net       1,973           1,871
 Unamortized investment tax credits                      2,278           2,328
 Postretirement and postemployment benefit liability     3,352           3,278
 Long-term Incentive compensation and directors'
 retirement obligation                                   1,695           1,593
 Other                                                   2,073           2,063
                                                  ------------     -------------
  Total Other Credits                                   34,865          34,573
                                                  ------------     -------------

Total Capitalization and Liabilities              $    286,878      $  271,438
                                                  ============     =============

     (The accompanying notes are an integral part of these balance sheets)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

              For the Three Months Ended December 31, 1998 and 1997
                     (in thousands except per share amounts)

                                                1998                    1997
                                           --------------          -------------

Operating Revenues                         $     50,042            $    69,227
Cost of Sales                                    29,510                 46,498
                                           --------------          -------------

Gross Margin                                     20,532                 22,729
                                           --------------          -------------

Operating Expenses and Taxes:
 Operations and Maintenance                       6,783                  7,474
 Depreciation                                     3,027                  2,809
 General Taxes                                    1,922                  2,625
                                           --------------         --------------

Total Operating Expenses and Taxes               11,732                 12,908
                                           --------------         --------------

Operating Income                                  8,800                  9,821

Other Income (Expense)                              179                      4
                                           --------------         --------------

Income Before Interest and Taxes                  8,979                  9,825

Interest Charges                                  1,194                  1,266
                                           --------------         --------------

Net Income Before Income Taxes                    7,785                  8,559

Income Taxes                                      2,934                  3,190
                                           --------------         --------------

Net Income                                 $      4,851           $      5,369
                                           ==============         ==============


Average Common Shares Outstanding (Note 2)       10,131                 10,008
                                           ==============         ==============

Basic Earnings Per Share (Notes 2 and 6)   $       0.48           $       0.54
                                           ==============         ==============

Diluted Earnings Per Share (Notes 2 and 6) $       0.48           $       0.54
                                           ==============         ==============


Dividends Declared Per Share (Note 2)      $      0.250           $      .0233
                                           =============          ==============



        (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

             For the Twelve Months Ended December 31, 1998 and 1997
                     (in thousands except per share amounts)

                                                 1998                   1997
                                            -------------         --------------

Operating Revenues                          $     212,730        $      237,334
Cost of Sales                                     133,612               157,055
                                            -------------        --------------
Gross Margin                                       79,118                80,279
                                            -------------        --------------

Operating Expenses and Taxes:
Operations and Maintenance                         28,112                30,064
Depreciation                                       11,786                10,588
General Taxes                                       7,854                 8,810
                                            -------------        --------------

Total Operating Expenses and Taxes                 47,752                49,462
                                            -------------        --------------
Operating Income                                   31,366                30,817

Other Income (Expense)                                308                 1,949
                                            -------------        --------------

Income Before Interest and Taxes                   31,674                32,766

Interest Charges                                    5,007                 4,674
                                            -------------        --------------

Net Income Before Income Taxes                     26,667                28,092

Income Taxes                                       10,037                10,618
                                            -------------        --------------

Net Income                                  $      16,630        $       17,474
                                            =============        ==============

Average Common Shares Outstanding (Note 2)         10,090                 9,968
                                            =============        ==============

Basic Earnings Per Share (Notes 2 and 6)    $       1.650        $        1.750
                                            =============        ==============

Diluted Earnings Per Share (Notes 2 and 6)  $       1.650        $        1.750
                                            =============        ==============

Dividends Declared Per Share (Note 2)       $       1.000        $        0.933
                                            =============        ==============






       (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

              For the Three Months Ended December 31, 1998 and 1997
                     (in thousands except per share amounts)


                                                             1998        1997
                                                          ----------  ----------

Cash Flows From Operating Activities:
Net Income                                                $   4,851   $   5,369
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization                                 3,027       2,809
Change in deferred income taxes and
deferred investment tax credits, net                           (139)        159
Change in other current assets and liabilities              (11,155)     (6,258)
Other                                                         1,610          66
                                                          ----------  ----------
Net cash provided by (used in) operating activities          (1,806)      2,145
                                                          ----------  ----------

Cash Flows From Investing Activities:
Property additions                                          (12,850)     (9,219)
Proceeds from Expansion Fund                                  1,415         295
Other, net                                                        -         (81)
                                                          ----------  ----------
Net cash used in investing activities                       (11,435)     (9,005)
                                                          ----------  ----------
Cash Flows From Financing Activities
Increase in notes payable                                    16,000      10,000
Cash dividends paid                                          (2,532)     (2,335)
Issuance of common stock through dividend reinvestment,
employee stock purchase, and key employee stock
option plans                                                    669         509
                                                          ----------  ----------
Net cash provided by financing activities                    14,137       8,174
                                                          ----------  ----------
Net increase in cash and temporary cash investments             896       1,314
Cash and temporary cash investments,
beginning of period                                           2,042         962
                                                          ----------  ----------

Cash and temporary cash investments, end of period        $   2,938   $   2,276
                                                          ----------  ----------

Cash paid for:
Interest, net of amounts capitalized                      $   1,483   $   2,841
Income taxes, net of refunds                              $   1,355          -






        (The accompanying notes are an integral part of these statements)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                December 31, 1998
                                -----------------

Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1998.

Note 2: On January 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend effective February 20, 1998, for Stockholders of record on January 26, 1998. Shares outstanding and per share information for all periods presented prior to February 20, 1998 have been adjusted to reflect the stock split.

Note 3 Long-Term Debt at December 31, 1998:
                                               Amount Due
                                                 Within
Issue                                           One Year              Total
-----                                       ----------------    ----------------
7.15% Senior Notes,
   due 11/15/15                             $      -             $   30,000,000
9.21% Debentures, Series C,
   due 11/15/11                                    -                 25,000,000
8.75% Debentures, Series B,
   due 06/15/01                                2,000,000              4,000,000
                                            ----------------    ----------------

Long-Term Debt                              $  2,000,000         $   59,000,000
                                            ===============     ================

Note 4: At December 31, 1998, the Company had $3.2 million in restricted supplier refunds, of which $2.9 million was received in the current quarter. Upon Order of the North Carolina Utilities Commission (NCUC), the Company has invested all of these funds in U.S. Treasury securities until such time as the Commission orders the funds transferred to the Company's Expansion Fund (the Fund). The Fund is administered by the Commission pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. As of December 31, 1998, the Company had transferred a total of $18.9 million to the Fund and has $17.4 million, including interest, in the Fund. The total amount available in the Fund and in restricted supplier refunds not yet transferred to the Fund was $20.6 million as of December 31, 1998. These funds are available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

     In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Expansion Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive through Duplin
     County and on to the Marine Base-Camp Lejune in Jacksonville, North Carolina. In Fiscal 1998, the Company constructed the first 20-mile segment of 10-inch pipeline to Warsaw in Duplin County. The Company continues to acquire rights-of-way and perform necessary environmental studies for the remainder of the route, and it is expected that the project will be completed in late calendar 1999. Due to changes in construction procedures and delays caused by the environmental studies, the estimated cost to complete the project has increased $5.5 million to $24.2 million. The Expansion Fund was to provide $12.4 million based on the original economic feasibility analysis provided to, and approved by, the NCUC. In November 1997, the Company applied to the NCUC to request an additional $4.3 million from the Expansion Fund to cover the increased costs. In August 1998, the NCUC granted an additional $4.2 million of Expansion Fund monies to be used for this project.

     In April 1998, the Company filed an application with the NCUC to extend its pipeline 38 miles to provide natural gas service to Bertie and Martin counties using the Fund. In July, 1998 the Company filed an amendment to extend this project an additional six miles to Robersonville in Martin County. The amended main extension project would run approximately 44 miles from Ahoskie to Robersonville and cost $12.6 million. The negative net present value of the project requested from the Fund is $7.5 million. This amendment was accepted for filing by the NCUC on July 31, 1998. A hearing on the Company's amended application was held in September 1998, and the NCUC issued its Order approving the project on November 19, 1998.

Note 5: On May 15, 1996, the Company filed with the NCUC to recover net customer costs of $3.0 million from exploration and development activities. The recovery is a result of a true-up of distribution costs and revenue benefits from the Company's past exploration and drilling programs. On February 7, 1997, the NCUC issued its Order granting a pretax recovery of $1.9 million. The Commission's Order approved, in all material respects, the Stipulation of Settlement reached by the Company and the Public Staff of the NCUC. Due to the uncertainty of recovery, prior to the Final Order no asset or gain was recorded in the Company's financial statements. As a result of the above, the Company realized $.11 per share of income in the twelve-months ended December 31, 1997. This income has been recorded in Other Income (Expense) in the accompanying financial statements.

Note 6: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 required the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 on October 1, 1998 and it did not have a material impact on the Company's financial statements.

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

Note 7: NCNG adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of Fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. NCNG's chief operating decision group is the Company's senior executive management team which is comprised of the President and Chief Executive Officer, Senior Vice Presidents and Vice Presidents of each department.

     The Company has two segments: (1) a regulated natural gas transmission and local distribution segment (LDC), and (2) an unregulated segment which participates in related profit-making ventures. The customers of the regulated LDC include residential, commercial, industrial, electric generation, and wholesale classes. The unregulated segment consists of natural gas marketing, propane sales and appliance sales and services. The customers of the natural gas marketing subsidiaries are industrial, wholesale and electric generation classes. The unregulated propane business delivers and sells propane to residential, commercial and small industrial customers. The appliance sales and services business sells primarily to the residential and commercial customer classes. The Company operates in a single geographic area of southcentral and eastern North Carolina.

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

     The following table reconciles reportable segment revenues and expenses for the three and twelve-months ended December 31 (in thousands):

                          Three Months Ended              Three Months Ended
                          December 31, 1998               December 31, 1997
                    --------------------------     -----------------------------

                 Regulated Unregulated   Total    Regulated Unregulated  Total
                 ----------  --------  --------    --------  --------  --------
Revenues         $   35,963  $ 14,079  $ 50,042    $ 58,458  $ 10,769  $ 69,227

Cost of Sales        17,422    12,088    29,510      37,767     8,731    46,498
                 ----------  --------  --------    --------  --------  --------
Gross Margin         18,541     1,991    20,532      20,691     2,038    22,729

Operating
Expenses             10,498     1,234    11,732      11,748     1,160    12,908

Other (Income)
Expense                (33)      (146)     (179)         (4)      -          (4)

Interest
Expense, net          1,121        73     1,194       1,189        77     1,266
                 ----------  --------  --------    --------  --------  --------
Income
Before Taxes          6,955       830     7,785       7,758       801     8,559

Income Taxes          2,602       332     2,934       2,877       313     3,190
                 ----------  --------  --------    --------  --------  --------
Net Income       $    4,353  $    498  $  4,851    $  4,881  $    488  $  5,369
                 ==========  ========  ========    ========  ========  ========
Property         $  351,157  $  7,988  $359,145    $316,087  $  7,337  $323,424

Accumulated
Depreciation        117,887     2,744   120,631     106,957     2,543   109,500
                 ----------  --------  --------    --------  --------  --------
Net Property     $  233,270  $  5,244  $238,514    $209,130  $  4,794  $213,924
                 ==========  ========  ========    ========  ========  ========
Capital
Expenditures
(net)            $   11,086  $    349  $ 11,435    $  8,405  $    600  $  9,005
                 ==========  ========  ========    ========  ========  ========

                        Twelve Months Ended             Twelve Months Ended
                         December 31, 1998               December 31, 1997
                 ------------------------------    -----------------------------

                 Regulated Unregulated   Total     Regulated Unregulated Total
                 ----------  --------  --------    --------  --------  --------

Revenues         $  151,952  $ 60,778  $212,730    $186,707  $ 50,627  $237,334

Cost of Sales        78,995    54,617   133,612     112,674    44,381   157,055
                 ----------  --------  --------    --------  --------  --------
Gross Margin         72,957     6,161    79,118      74,033     6,246    80,279

Operating
Expenses             43,773     3,979    47,752      45,173     4,289    49,462

Other (Income)
Expense                (157)     (151)     (308)        (53)   (1,896)   (1,949)

Interest
Expense, net          4,727       280     5,007       4,386       288     4,674
                 ----------  --------  --------    --------  --------  --------
Income
Before Taxes         24,614     2,053    26,667      24,527     3,565    28,092

Income Taxes          9,221       816    10,037       9,226     1,392    10,618
                 ----------  --------  --------    --------  --------  --------
Net Income       $   15,393  $  1,237  $ 16,630    $ 15,301  $  2,173  $ 17,474
                 ==========  ========  ========    ========  ========  ========
Property         $  351,157  $  7,988  $359,145    $316,087  $  7,337  $323,424

Accumulated
Depreciation        117,887     2,744   120,631     106,957     2,543   109,500
                 ----------  --------  --------    --------  --------  --------
Net Property     $  233,270  $  5,244  $238,514    $209,130  $  4,794  $213,924
                 ==========  ========  ========    ========  ========  ========
Capital
Expenditures
(net)            $   35,658  $   575   $ 36,233    $ 29,742  $  1,077  $ 30,819
                 ==========  ========  ========    ========  ========  ========



     Other (Income) Expense, for the twelve-months ended December 31, 1997, includes a one-time pretax credit of $1.9 million related to the recovery of past exploration and development costs.

Note 8: On November 10, 1998, the Company and Carolina Power & Light ("CP&L"), entered into an Agreement and Plan of Merger (the "Agreement") providing for a strategic business combination of the Company and CP&L. Pursuant to the Agreement a newly formed wholly-owned subsidiary of CP&L will be merged with and into the Company. Under the Agreement, the holders of the Company's $2.50 par value common stock would receive shares of CP&L common stock based on an exchange ratio to be determined by dividing $35 by the average closing price of CP&L stock during the twenty consecutive trading days prior to and including the fifth trading day prior to the closing date of the transaction. The exchange ratio will not exceed 0.8594 nor be less than 0.7032. The transaction will be accounted for as a pooling of interests.

     The Agreement has been approved by the Boards of Directors of the Company and CP&L. Consummation of the merger is subject to certain closing conditions, including approval by the shareholders of the Company which presently intends that the shareholders' meeting to consider such approval will be held as early as practicable. Consummation of the merger is also subject to receipt of a favorable opinion of counsel that the merger will qualify as a tax-free reorganization, the effectiveness of a Registration Statement to be filed by CP&L in respect of its Common Stock to be issued in the merger and certain regulatory approvals or filings, including approvals by or filings with, the North Carolina Utilities Commission, the South Carolina Public Service Commission, the Securities and Exchange Commission, the filing of an exemption statement on Form U-3A-2 with the SEC pursuant to the Public Utility Holding Company Act, and such filings and approvals as may be required by any applicable state securities or "blue sky" laws.

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

                                     Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)      Material Changes in Financial Condition
         ---------------------------------------

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment and an employee stock purchase plan along with short-term loans from committed and uncommitted bank lines. During the quarter ended December 31, 1998, the Company increased its committed bank lines of credit by $3.0 million to $39.0 million. In addition to its committed bank lines of credit, the Company has uncommitted lines bank lines of credit totaling $30 million. At December 31, 1998, loans totaling $36.0 million were outstanding under the lines of credit compared to $20.0 million outstanding at September 30, 1998. The additional bank loans in the current quarter were necessary to provide funds for the Company's ongoing construction program and to finance the normal seasonal increases in working capital, principally accounts receivable and recoverable purchased gas costs.

     The Company's business is seasonal in nature, as fluctuations in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and in customers' rates is subject to changes in market conditions. Natural gas volumes in storage as of December 31, 1998, as compared to September 30, 1998, were higher as a result of the seasonality of the business and lower demand due to weather which was 25% warmer than normal and 27% warmer than the same quarter last year. Also, this seasonality and the higher gas costs included in customer' rates accounts for the higher level of accounts receivable and deferred gas cost-unbilled volumes in the current quarter.

     Refunds payable primarily represent the difference between the Company's benchmark gas cost rate charged to customers and the actual cost of gas. The increase in refunds payable is due to the market price of natural gas being lower than the benchmark rate included in the Company's rates in the last quarter of calendar 1998. The balance will be refunded in rates to customers in future periods.

     Accounts payable decreased $1.7 million during the first quarter of fiscal year 1998 compared to September 30, 1998. The primary reason for this decrease was lower gas cost payables due to lower gas purchases and lower commodity prices of gas, both as a result of warmer-than-normal weather which has reduced natural gas consumption and resulted in historically low natural gas prices during what is normally a high-demand season.

     Net cash provided by operating activities decreased $4.0 million for the three-months ended December 31, 1998, as compared to the same period last year. This decrease was due primarily to a decrease in accounts payable, as discussed above, and the timing of purchases of material for construction activities for the three-months ended December 31, 1998 compared to the same period last year.

     Construction spending was $11.4 million, after giving effect to monies received from the Expansion Fund for the three-months ended December 31, 1998, compared to $8.9 million for the same period in 1997. Construction expenditures for the remainder of fiscal year 1999 are projected at $36.0 million, net of an estimated $10.4 million of monies expected to be received from the Expansion Fund. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short- term cash requirements during fiscal year 1999.

     Net cash provided by financing activities increased $6.0 million for the three-months ended December 31, 1998, as compared to the same period last year. The primary reason for this was an increase of $6.0 million in short-term borrowings necessary to finance the Company's construction programs.

(2)      Material Changes in Results of Operations
         -----------------------------------------

     Net income decreased $518,000 and $844,000 for the three-month and twelve-month periods ended December 31, 1998, as compared to the same periods last year. The decrease for both periods was caused by (1) lower sales and margin as a result of weather which was 25% warmer than normal and 27% warmer than the same period last year; (2) historically low oil prices (oil competes directly with natural gas for alternative fuel customers); (3) the loss of some volumes due to plant closings in early fiscal 1998; and (4) increased depreciation expense due to higher levels of depreciable assets. Partially offsetting these factors were lower operations and maintenance expenses and general taxes.

     The chart below compares margins for the three-month and twelve-month periods ended December 31, 1998 and 1997 by customer class (in thousands):

                                  GROSS MARGIN BY CUSTOMER CLASS
                                  ------------------------------

                             3 Months                            12 Months
                       --------------------                --------------------

                         1998         1997                  1998          1997
                       -------      -------                -------      -------

Regulated:

    Residential         $6,052       $6,554                $25,682      $25,302

    Commercial           3,699        4,121                 15,679       15,524

    Industrial           6,460        7,441                 24,308       25,675

    Municipal            2,330        2,575                  7,288        7,532

Unregulated:             1,991        2,038                  6,161        6,246
                       -------      -------                -------      -------

Total                  $20,532      $22,729                $79,118      $80,279
                       ========     =======                =======      =======

     Regulated gross margin decreased $2.2 million in the three-month period ended December 31, 1998, as compared to the same period last year. This decrease was among all classes of customers. The decrease was due to weather which was warmer than normal as well as warmer than the same period last year; historically low oil prices which caused alternative fuel customers to switch to #6 oil; and slower customer growth. Unnregulated gross margin for the three-months ended December 31, 1998 was down slightly due to a $166,000 decrease in margins from the Company's propane operations as a result of warmer-than-normal weather and a $62,000 decrease in margin from the Company's merchandise sales and services due to slower customer growth. These decreases were somewhat offset by an increase in margin of $181,000 from the Company's natural gas marketing subsidiary as more customers switched from utility sales to transportation services due to lower spot market prices for natural gas as compared to the regulated utility's benchmark rate.

     Regulated gross margin decreased $1.1 million in the twelve-month period ended December 31, 1998 as compared to the same period last year. Industrial and Municipal gross margin decreased due to historically low oil prices which caused alternative fuel customers to switch to #6 oil, some plant closings in the Company's service area in early fiscal 1998, and warmer-than-normal weather which reduced deliveries to residential and commercial customers and end users of the Company's Municipal customers. Residential and commercial gross margin increased for the twelve-month period ended December 31, 1998 as compared to the same period last year due to customer growth in these higher margin customer classes in early 1998. However, these increases were somewhat offset by lower margins due to warmer-than-normal weather. The Company's Weather Normalization Adjustment (WNA) included in its rates provided $1.5 million and $5.5 Million for the three and twelve month periods ended December 31, 1998. However, this was not enough to fully offset the effects of abnormally warm weather due to customers having little or no use to apply the WNA. Unregulated gross margin was down slightly as a result of a decrease in propane margin of $183,000 due to warmer-than-normal weather and a decrease of $104,000 in margin from merchandise sales and service.

     The chart below shows total throughput volumes (in thousands of dt) for the three- and twelve-month periods ended December 31, 1998 and 1997 by customer class:
                                 THROUGHPUT VOLUMES (Mdt) BY CUSTOMER CLASS
                                 ------------------------------------------

                               3 Months                          12 Months
                          -----------------                ---------------------

                           1998       1997                   1998         1997
                          -----       -----                 ------        -----

Residential               1,131       1,589                  5,915        6,265

Commercial                1,089       1,366                  4,970        5,224

Industrial                8,012       8,275                 34,249       34,985

Municipal                 2,521       2,801                  8,564        9,008
                          -----       -----                -------       -------

Total                    12,753      14,031                 53,698       55,482
                         ======      ======                =======       =======

     The following chart shows the same total throughput volume classified by sales and transportation:

                                THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                                -------------------------------------------

                               3 Months                           12 Months
                         ------------------                 --------------------

                          1998        1997                   1998          1997
                         ------      ------                 ------        ------

Sales                     5,377      10,183                 23,360        30,045

Transportation            7,376       3,848                 30,338        25,437
                         ------     -------                 ------        ------

Total                    12,753      14,031                 53,698        55,482
                         ======      ======                 ======        ======

     Throughput volumes decreased 1.3 Mdt for the three-month period ended December 31, 1998 as compared to the same period last year. The decrease in volumes was due to weather which was warmer than normal and warmer than the same period last year, historically low oil prices which resulted in alternative fuel customers switching to #6 oil, and slower customer growth. However, transportation volumes increased 91% over the same three-month period last year due to the spot market price of natural gas being lower than the Company's benchmark price of gas included in its regulated rates. This caused large industrial and electric generation customers who can purchase gas from alternative sources, including the Company's marketing subsidiary, to buy gas on the spot market and transport it on the Company's system rather than purchase bundled sales service from the utility.

     Throughput volumes decreased 1.8 Mdt in the twelve-month period ended December 31, 1998 as compared to the same period last year. The decrease in volumes was due to warmer-than-normal weather, the loss of some customers due to plant closings in early 1998, historically low oil prices compared to natural gas, causing alternative fuel customers to switch to an alternative fuel source, primarily #6 oil. Transportation volumes increased 3% for the twelve-month period ended December 31, 1998 due to the spot market price of natural gas being lower than the Company's benchmark price of gas in its regulated utility rates for most of the last half of the year.

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

     Operating revenues decreased $19.1 million and $24.6 million for the three-month and twelve-month periods ended December 31, 1998, as compared to the same periods last year. These decreases were caused by lower sales volumes due to warmer-than-normal weather; historically low oil prices causing alternative fuel customers to switch fuels and slower customer growth and switch to transportation service from bundled sales service by many of the Company's large customers.

     Cost of goods sold decreased $17.0 million and $23.4 million for the three-month and twelve-month periods ended December 31, 1998, as compared to the same periods last year. This was caused by lower sales volumes due to warmer-than-normal weather; historically low oil prices causing alternative fuel customers to switch fuels, primarily to #6 oil, slower customer growth, and a declining commodity cost of natural gas due to lower market prices. With more customers transporting their own natural gas, the Company's system supply purchases dropped significantly.

     Operating and maintenance expenses decreased $691,000 and $2.0 million, respectively, for the three-month and twelve-month periods ended December 31, 1998, as compared to the same periods last year. Affecting both periods were;
(1) a reduction in medical claims paid by the Company as compared to the same period last year due to an improvement in the Company's claims paid; (2) a reduction in general and administration and outside services expenses due to aggressive management of such costs; (3) lower losses on uncollectible accounts due to lower accounts receivable balances and increased collection efforts; (4) lower commodity costs of natural gas used in the Company's compressor stations and liquefied natural gas plant; and (5) lower transmission and distribution expenses due to slower customer growth. These lower costs were somewhat offset by higher distribution maintenance expenses.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant, related to expansion and customer growth.

     General taxes decreased in the three-month and twelve-month periods ended December 31, 1998, as compared to the same periods last year. The most significant tax is the state gross receipts tax which is directly related to gross revenue, which decreased substantially in both periods as compared to 1997.

     Other income decreased $1.6 million for the twelve-month period ended December 31, 1998, as compared to the same period last year. The primary reason for this decrease was caused by a nonrecurring credit of $1.9 million related to the settlement of a long-standing regulatory matter.

     Interest charges increased $333,000 for the three-month period ended December 31, 1998 as compared to the same period last year. This increase was caused primarily by higher construction expenditures which led to increased borrowings under the Company's credit facilities.

(3)      Other
         -----

     The Year 2000 issue exists because many computer systems and applications use two- digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG began evaluation of this problem in 1995. The Company has assessed and identified internal software and hardware components in both information technology and non- information technology applications. As a result of this assessment, the Company has decided to accelerate the planned replacement of all critical systems with new software, and in some cases hardware, which is Year 2000 ready. Existing non-Year 2000 ready systems have been and will continue to be replaced as the new systems are installed. All work will be completed in mid-calendar 1999. The estimated cost of replacement, including costs incurred to date, is $6.5 million. The cost of completion and projected completion dates are estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-part vendor compliance and other factors. The Company is capitalizing some costs and expensing certain costs in accordance with current accounting standards. NCNG considers these costs to be prudent costs incurred in the ordinary course of business, and therefore, recoverable through rates.

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

     Statements made herein and elsewhere in this quarterly report which are not historical in fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customers' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------





Item 1.    Legal Proceedings
-------    -----------------

           None.

Item 2.    Changes in the Rights of the Company's Security Holders
-------    -------------------------------------------------------

           None.

Item 3.    Default Upon Senior Securities
-------    ------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           (a) Date of the meeting or of the action without a meeting:

               January 12, 1999

           (b) Whether the meeting was an annual or a special meeting:

               Annual Meeting

           (c) Names of each director elected at the meeting and the number of votes cast for, against or withheld, and abstentions:

                     Paul A. DelaCourt         For:                    9,018,462
                                               Against or Withheld:      127,923

                     Frank B. Holding, Jr.     For:                    9,012,401
                                               Against or Withheld:      133,984

                     John O. McNairy           For:                    9,019,651
                                               Against or Withheld:      126,734

           (d) Names of each director whose term of office as director continued after the meeting:

                       George T. Clark, Jr.    James E. S. Hynes
                       Robert T. Johnson       William H. Prestage
                       Richard F. Waid         Calvin B. Wells

           (e) Brief description of each matter voted upon and the number of votes cast for, against or withheld, and abstentions:

               None.



Item 5.   Other Information
-------   -----------------

          None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

           (a) Exhibits
               --------

               None.

           (b) Reports on Form 8-K
               -------------------

               On November 25, 1998, the Company filed on Form 8-K an agreement and plan of merger between North Carolina Natural Gas Corporation and Carolina Power & Light Company.

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH CAROLINA NATURAL GAS CORPORATION
                                          --------------------------------------
                                                     (Registrant)






                                          /s/ Gerald A. Teele
Date:  February 11, 1999                 ---------------------------------------
                                         Gerald A. Teele
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date: February 11, 1999                   /s/ Ronald J. Josephson
                                         ---------------------------------------
                                         Ronald J. Josephson
                                         Vice President-Financial Services
                                         (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------

                                INDEX OF EXHIBITS
                                -----------------




     The following exhibit is filed as part of this Form 10-Q for the period ended December 31, 1998:


Exhibit
Number
----------------



      27             -       Financial Data Schedule