Form 10-Q/A
period 1998-12-31
NORTH CAROLINA NATURAL GAS CORP
filed 1999-05-03
CIK 72596

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

(3)      Other
         -----

     The Year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG began evaluation of this problem in 1995. The Company has assessed and identified internal software and hardware components in both information technology and non-information technology applications. As a result of this assessment, the Company has replaced all critical systems with new software, and in some cases hardware, which is Year 2000 ready. Existing non-Year 2000 ready systems have been and will continue to be replaced as the new systems are installed. All work will be completed in mid-calendar 1999. The estimated cost of replacement, including $5.9 million incurred to date, is $6.5 million. The cost of program changes, as opposed to replacement, and testing are considered normal operating expenses and not separately budgeted or tracked. All work related to Year 2000 remediation and testing is being performed by NCNG employees. Approximately 15 people in various functional areas have been assisting in the replacement and remediation. The cost of completion and projected completion dates are estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party vendor compliance and other factors. NCNG considers these costs to be prudent costs incurred in the ordinary course of business, and therefore, recoverable through rates.

     The Company's Year 2000 plan includes an assessment of critical suppliers and vendors to determine the readiness of their Year 2000 plans. While the Company has segregated its suppliers into three classes of critical business supply: high, medium and low. NCNG has contacted all suppliers in the high and medium classes. To date, 75% of suppliers contacted have responded, and 33% of those respondents listed themselves as compliant with the remainder having a target date in mid-1999. The Company will adjust its contingency plans through December 1999 for those suppliers, if any, which appear to be inadequately addressing the year 2000 issue. Such plans will include securing an alternative supplier, where possible. While the Company will continue to monitor supplier and vendor progress on this issue, the Company does not control third-party Year 2000 remediation plans and cannot guarantee that all third parties will be Year 2000 compliant. The Company cannot quantify at this time the impact of the failure of one or more suppliers to deliver critical supplies and services.

     At this time, the most reasonably likely worst case scenario is that a few key customers could experience temporary reductions in their natural gas requirements due to their own year 2000 problems. In the case that this scenario does occur, we do not expect it to have a material adverse effect on the Company's financial position and results of operations due to the fact that: 1) no one customer represents more than 7% of total yearly throughput; 2) currently during the winter months many of our large interruptible customers are regularly curtailed in severe weather; and 3) the temporary loss of a few customers would have no greater effect than the losses we currently experience when alternative fuel prices are below natural gas prices, causing large customers not to purchase natural gas. A temporary load loss is the probable extent of the Company's most likely worst-case scenario. That, in itself, is not unusual.

     The industry in which the Company operates has business interruption plans in place for operating under adverse conditions such as storm-related supplier outages. The Company is in the process of establishing a Year 2000 contingency plan utilizing current business interruption plans and expects to have it completed in late 1999

     Statements made herein and elsewhere in this quarterly report which are not historical in fact are forward-looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, the Company cautions that, while it believes such statements to be reasonable and makes them in good faith, they almost always vary from actual results, depending upon the circumstances. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the regulatory environment, financial market conditions, interest rate fluctuations, customer' preferences, unforeseen competition, and other uncertainties, all of which are difficult to predict, and most of which are beyond the control of the Company.

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

                                          NORTH CAROLINA NATURAL GAS CORPORATION
                                          --------------------------------------
                                                     (Registrant)






                                      /s/ Gerald A. Teele
Date:  May 3, 1999                 ---------------------------------------
                                         Gerald A. Teele
                                         Senior Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date: May 3, 1999                   /s/ Ronald J. Josephson
                                         ---------------------------------------
                                         Ronald J. Josephson
                                         Vice President-Financial Services
                                         (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------

                                INDEX OF EXHIBITS
                                -----------------




     The following exhibit is filed as part of this Form 10-Q/A for the period ended December 31, 1998:


Exhibit
Number
----------------



      27             -       Financial Data Schedule