Form 10-Q
period 1999-03-31
NORTH CAROLINA NATURAL GAS CORP
filed 1999-05-17
CIK 72596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ..... to .....

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value                                10,190,787
-----------------------------                      -----------------------------
            Class                                         Number of Shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS

                                                     March 31,     September 30,
                                                       1999            1998
                                                    (unaudited)      (audited)
                                                    -----------     -----------
Gas Utility Plant
  In service                                        $  333,455     $   322,595
  Less-Accumulated depreciation and amortization       120,636         115,181
                                                    -----------     -----------
                                                       212,819         207,414
  Construction work in progress                         28,129          17,725
                                                    -----------     -----------
       Utility Plant, net                              240,948         225,139
                                                    -----------     -----------

Nonutility Property                                      8,246           7,653
  Less-Accumulated depreciation                          2,804           2,687
                                                    -----------     -----------
       Nonutility Property, net                          5,442           4,966
                                                    -----------     -----------

Current Assets
  Cash and temporary cash investments                    2,552           2,042
  Restricted cash and temporary cash investments         5,812           4,745
  Accounts receivable, less reserve                     19,901          14,011
  Inventories, at average cost -
    Gas in storage                                       6,435           8,243
    Materials and supplies                               7,106           6,417
    Merchandise                                          1,368           1,584
  Deferred gas cot-unbilled volumes                      2,910             618
  Other current assets                                     744             840
                                                    -----------     -----------
       Total Current Assets                             46,828          38,500
                                                    -----------     -----------

Investment in joint ventures                                80              81
Deferred charges and other assets                        3,820           2,752
                                                    -----------     -----------

Total Assets                                        $  297,118      $  271,438
                                                    -----------     -----------
                                                    -----------     -----------

     (The accompanying notes are an integral part of these balance sheets.)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                         CAPITALIZATION AND LIABILITIES


                                                     March 31,     September 30,
                                                       1999            1998
                                                    (unaudited)      (audited)
                                                    -----------     -----------
Capitalization
  Stockholders' investment:
   Common stock, par value $2.50;
   24,000 shares authorized;
   shares issued and outstanding: 3/31/99-10,186;
   09/30/98-10,125                                  $    25,465      $   25,312
  Capital in excess of par value                         36,178          34,625
  Retained earnings                                      73,184          63,264
                                                    -----------     -----------
                                                        134,827         123,201
                                                    -----------     -----------

  Long-term debt                                         59,000          59,000
                                                    -----------     -----------

   Total Capitalization                                 193,827         182,201
                                                    -----------     -----------

Current Liabilities
  Current maturities of long-term debt                    2,000           2,000
  Notes payable                                          28,000          20,000
  Accounts payable                                       15,661          15,964
  Refunds payable                                         4,675           1,930
  Customer deposits                                       2,642           2,038
  Restricted supplier refunds                             5,812           4,745
  Accrued interest                                        2,121           2,103
  Accrued income and other taxes                          4,628           2,623
  Other current liabilities                               2,601           3,261
                                                    -----------     -----------
   Total Current Liabilities                             68,140          54,664
                                                    -----------     -----------

Other Credits
  Deferred income taxes                                  23,738          23,440
  Regulatory liability related to income taxes, net       1,921           1,871
  Unamortized investment tax credits                      2,229           2,328
  Postretirement and post employment benefit liability    3,387           3,278
  Long-term Incentive compensation and directors'
    retirement obligation                                 1,973           1,593
  Other                                                   1,903           2,063
                                                    -----------     -----------
    Total Other Credits                                  35,151          34,573
                                                    -----------     -----------
Total Capitalization and Liabilities                $   297,118     $   271,438
                                                    -----------     -----------
                                                    -----------     -----------

      (The accompanying notes are an integral part of these balance sheets)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998
                     (in thousands except per share amounts)

                                                        1999            1998
                                                    -----------     -----------

Operating Revenues                                  $    69,953     $    75,696
Cost of Sales                                            39,424          45,116
                                                    -----------     -----------

Gross Margin                                             30,529          30,580
                                                    -----------     -----------

Operating Expense and Taxes:
  Operations and Maintenance                              7,148           7,548
  Deprectiation and Amortization                          3,224           2,895
  General Taxes                                           2,648           2,589
                                                    -----------     -----------
Total Operating Expenses and Taxes                       13,020          13,032
                                                    -----------     -----------

Operating Income                                         17,509          17,548

Other Income                                                 91             124
                                                    -----------     -----------

Income Before Interest and Taxes                         17,600          17,672

Interest Charges, net                                     1,265           1,495
                                                    -----------     -----------
Net Income Before Income Taxes                           16,335          16,177

Income Taxes                                              6,040           6,029
                                                    -----------     -----------

Net Income                                          $    10,295     $    10,148
                                                    -----------     -----------
                                                    -----------     -----------

Average Common Shares Outstanding                        10,165          10,051
                                                    -----------     -----------
                                                    -----------     -----------

Basic Earnings Per Share                            $      1.01     $      1.01
                                                    -----------     -----------
                                                    -----------     -----------

Diluted Earnings Per Share (Note 3)                 $      1.01     $      1.01
                                                    -----------     -----------
                                                    -----------     -----------

Dividends Declared Per Share                        $     0.265     $     0.250
                                                    -----------     -----------
                                                    -----------     -----------

        (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

                For the Six Months Ended March 31, 1999 and 1998
                     (in thousands except per share amounts)


                                                        1999            1998
                                                    -----------     -----------

Operating Revenues                                  $   119,995     $   144,923
Cost of Sales                                            68,934          91,614
                                                    -----------     -----------

Gross Margin                                             51,061          53,309
                                                    -----------     -----------

Operating Expense and Taxes:
  Operations and Maintenance                             13,922          15,031
  Deprectiation and Amortization                          6,260           5,695
  General Taxes                                           4,570           5,214
                                                    -----------     -----------
Total Operating Expenses and Taxes                       24,752          25,940
                                                    -----------     -----------

Operating Income                                         26,309          27,369

Other Income                                                270             128
                                                    -----------     -----------

Income Before Interest and Taxes                         26,579          27,497

Interest Charges, net                                     2,459           2,761
                                                    -----------     -----------
Net Income Before Income Taxes                           24,120          24,736

Income Taxes                                              8,974           9,219
                                                    -----------     -----------

Net Income                                          $    15,146     $    15,517
                                                    -----------     -----------
                                                    -----------     -----------

Average Common Shares Outstanding                        10,148          10,029
                                                    -----------     -----------
                                                    -----------     -----------

Basic Earnings Per Share                            $      1.49     $      1.55
                                                    -----------     -----------
                                                    -----------     -----------

Diluted Earnings Per Share (Note 3)                 $      1.49     $      1.55
                                                    -----------     -----------
                                                    -----------     -----------

Dividends Declared Per Share                        $     0.515     $     0.483
                                                    -----------     -----------
                                                    -----------     -----------


        (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (Unaudited)

               For the Twelve Months Ended March 31, 1999 and 1998
                     (in thousands except per share amounts)


                                                        1999            1998
                                                    -----------     -----------

Operating Revenues                                  $   206,987     $   229,290
Cost of Sales                                           127,921         148,054
                                                    -----------     -----------

Gross Margin                                             79,066          81,236
                                                    -----------     -----------

Operating Expense and Taxes:
  Operations and Maintenance                             27,859          30,055
  Deprectiation and Amortization                         11,968          10,963
  General Taxes                                           7,912           8,500
                                                    -----------     -----------
Total Operating Expenses and Taxes                       47,739          49,518
                                                    -----------     -----------

Operating Income                                         31,327          31,718

Other Income                                                275              73
                                                    -----------     -----------

Income Before Interest and Taxes                         31,602          31,791

Interest Charges, net                                     4,777           5,068
                                                    -----------     -----------
Net Income Before Income Taxes                           26,825          26,723

Income Taxes                                             10,049          10,007
                                                    -----------     -----------

Net Income                                          $    16,776     $    16,716
                                                    -----------     -----------
                                                    -----------     -----------

Average Common Shares Outstanding                        10,118          10,000
                                                    -----------     -----------
                                                    -----------     -----------

Basic Earnings Per Share                            $      1.66     $      1.67
                                                    -----------     -----------
                                                    -----------     -----------

Diluted Earnings Per Share (Note 3)                 $      1.66     $      1.67
                                                    -----------     -----------
                                                    -----------     -----------

Dividends Declared Per Share                        $     1.015     $     0.949
                                                    -----------     -----------
                                                    -----------     -----------


        (The accompanying notes are an integral part of these statements)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                For the Six Months Ended March 31, 1999 and 1998
                     (in thousands except per share amounts)


                                                        1999            1998
                                                    -----------     -----------

Cash Flows From Operating Activities:
  Net Income                                        $    15,146     $    15,517
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       6,260           5,705
      Change in deferred income taxes and
        deferred investment tax credits, net                 55             318
      Change in other current assets and liabilities     (2,911)          9,563
      Other                                                   5             215
                                                    -----------     -----------
  Net cash provided by operating activities              18,555          31,318
                                                    -----------     -----------

Cash Flows From Investing Activities
  Property additions                                    (24,626)        (17,701)
  Proceeds from Expansion Fund                            2,101             631
  Other, net                                               -                (83)
                                                    -----------     -----------
  Net cash used in investing activities                 (22,525)        (17,153)
                                                    -----------     -----------

Cash Flows From Financing Activities:
  Increase (decrease) in notes payable                    8,000          (5,000)
  Cash dividends paid                                    (5,226)         (4,847)
  Issuance of common stock through dividend reinvestment,
     employee stock purchase, and key employee stock
     option plans                                         1,706           1,397
                                                    -----------     -----------
  Net cash provided by (used in) financing activities     4,480          (8,450)
                                                    -----------     -----------

Net increase in cash and temporary cash investments         510           5,715
Cash and temporary cash investments,
  beginning of period                                     2,042             962
                                                    -----------     -----------

Cash and temporary cash investments, end of period  $     2,552     $     6,677
                                                    -----------     -----------
                                                    -----------     -----------

Cash paid for:
  Interest, net of amounts capitalized              $     3,114     $     2,544
  Income taxes, net of refunds                            6,316             850

       (The accompanying notes are an integral part of these statements)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


                                 March 31, 1999
                                 --------------


Note 1: The condensed financial statements included in this report reflect only normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods shown. Because of the seasonal nature of the Company's business, the results of operations for the six-month period ended March 31, 1999 are not necessarily indicative of the results for the full year. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report for the fiscal year ended September 30, 1998.

Note 2: At March 31, 1999, the Company had $5.8 million in restricted supplier refunds, of which $2.6 million were received in the current quarter. Upon order of the North Carolina Utilities Commission (NCUC), the Company has invested all of these funds in U.S. Treasury securities until such time as the NCUC orders the funds transferred to an Expansion Fund (the Fund). The Fund is administered by the NCUC pursuant to legislation passed in July 1991, and it encourages the expansion of natural gas service into unserved areas of the State, including substantial portions of the Company's franchised service territory. As of March 31, 1999, the Company had transferred a total of $18.9 million to the Fund and has $17.0 million, including interest, in the Fund. The total amount available in the Fund and in restricted supplier refunds not yet transferred to the Fund was $22.8 million as of March 31, 1999. These funds are available to the Company only upon application to the NCUC for an expansion project approved by the NCUC.

          In August 1995, the NCUC issued its Order approving the Company's first expansion project to utilize the Fund. The project is to extend NCNG's transmission pipeline 71 miles from Mount Olive through Duplin County and on to the Marine Base-Camp Lejune in Jacksonville, North Carolina. In Fiscal 1998, the Company constructed the first 20-mile segment of 10-inch pipeline to Warsaw in Duplin County. The Company has also completed another 20-mile segment from Warsaw east towards Jacksonville. The Company continues to acquire rights-of-way for the remainder of the route, and it is expected that the project will be completed in late calendar 1999. Due to changes in construction procedures and delays caused by required environmental studies, the estimated cost to complete the project has increased $5.5 million to $24.2 million. The Expansion Fund was to provide $12.4 million based on the original economic feasibility analysis provided to, and approved by, the NCUC. In November 1997, the Company applied to the NCUC to request an additional $4.3 million from the Expansion Fund to cover the increased costs. In

          August 1998, the NCUC granted an additional $4.2 million of Expansion Fund monies to be used for this project.

          In April 1998, the Company filed an application with the NCUC to extend its pipeline 38 miles to provide natural gas service to Bertie and Martin counties using the Fund. In July, 1998 the Company filed an amendment to extend this project an additional six miles to Robersonville in Martin County. The amended main extension project would run approximately 44 miles from Ahoskie to Robersonville and cost $12.6 million. The negative net present value of the project requested from the Fund is $7.5 million. This amendment was accepted for filing by the NCUC on July 31, 1998. A hearing on the Company's amended application was held in September 1998, and the NCUC issued its Order approving the project and funding of the $7.5 million negative net present value of the project from the Fund on November 19, 1998.

          On July 28, 1998, the NCUC initiated a review to determine whether the Company should be allowed to retain its exclusive franchise for seventeen unserved counties in its service area, including three - Bertie, Martin and Onslow - that are included in NCUC - approved expansion projects currently in progress. Hearings were held December 7 and 8, 1998. On March 17, 1999, the NCUC issued its order revoking the Company's franchise for fourteen of the counties. The NCUC decided that the Company's exclusive franchise to serve Bertie, Martin and Onslow counties would be retained. The Company believes that the loss of these fourteen counties will not have an material adverse effect on the Company because: 1) none of the fourteen other unserved counties are economically feasible to serve as they are rural or coastal counties located far from existing pipelines and do not have significant potential natural gas loads; and 2) the Company may reapply to serve such counties using Expansion Funds or the newly-authorized Natural Gas Bond Funds, to the extent such funds are available.

Note 3: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 required the Company to change the method used to compute earnings per share (EPS). Primary EPS has been replaced with Basic EPS. Under the new requirement for calculating Basic EPS, the dilutive effect of stock options has been excluded. SFAS No. 128 also replaced fully diluted EPS with diluted EPS. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 on October 1, 1998, and it did not have a material impact on the Company's financial statements.

          In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 is an amendment of FASB Statements No. 87, "Employers' Accounting for
          Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 requires additional disclosures of the changes in the benefit obligation and plan assets during the period, including economic events during the period in its annual audited Financial Statements. Economic events include amendments, combinations, divestitures, curtailments and settlements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this standard October 1, 1998 and does not expect the adoption to have a material effect on the Company's financial statements.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this standard October 1, 1999. The impact on the Company's financial statements is not determinable at this time.

Note 4: NCNG adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of Fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. NCNG's chief operating decision group is the Company's senior executive management team which is comprised of the President and Chief Executive Officer, Senior Vice Presidents and Vice Presidents of each department.

          The Company has two segments: 1) a regulated natural gas transmission and local distribution segment (LDC), and 2) an unregulated segment which participates in related profit-making ventures. The customers of the regulated LDC include residential, commercial, industrial, electric generation, and wholesale classes. The unregulated segment consists of natural gas marketing, propane sales and appliance sales and services. The customers of the natural gas marketing subsidiaries are industrial, wholesale and electric generation classes. The unregulated propane business delivers and sells propane to residential, commercial and small industrial customers. The appliance sales and services business sells primarily to the residential and commercial customer classes. The Company operates in a single geographic area of southcentral and eastern North Carolina.

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

          The  following  tables  reconcile   reportable  segment  revenues  and
          expenses for the three, six and twelve-months ended March 31 (in thousands):


                   Three Months Ended                  Three Months Ended
                     March 31, 1999                      March 31, 1998
              ------------------------------- ----------------------------------
              Regulated Unregulated   Total      Regulated Unregulated   Total
              ---------  ---------  ---------    ---------  ---------  ---------

Revenues      $  56,056  $  13,897  $  69,953    $  57,549  $  18,147  $ 75,696



Cost of Sales    27,773     11,651     39,424       29,330     15,786    45,116
              ---------  ---------  ---------    ---------  ---------  ---------

Gross Margin     28,283      2,246     30,529       28,219      2,361    30,580

Operating
Expenses         12,054        966     13,020       11,980      1,052    13,032

Other (Income)
Expenses           (172)        81        (91)        (124)        -       (124)

Interest
Expense, net      1,184         81      1,265        1,416         79     1,495
              ---------  ---------  ---------    ---------  ---------  ---------

Income
Before Taxes     15,217      1,118     16,335       14,947      1,230    16,177

Income Taxes      5,608        432      6,040        5,540        489     6,029
              ---------  ---------  ---------    ---------  ---------  ---------

Net Income    $   9,609  $     686  $  10,295    $   9,407  $     741  $ 10,148
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Property      $ 361,584  $   8,246  $ 369,830    $ 324,104  $   7,413  $331,517

Accumulated
Depreciation    120,636      2,804    123,440      109,746      2,587   112,333
              ---------  ---------  ---------    ---------  ---------  ---------

Net Property  $ 240,948  $  5,442   $ 246,390    $ 214,358   $  4,826  $219,184
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Capital
Expenditures
(net)         $  10,819  $    272   $  11,091   $   8,054    $    94   $  8,148
              ---------  ---------  ---------   ---------  ---------  ----------
              ---------  ---------  ---------    ---------  ---------  ---------

                   Six  Months Ended                  Six Months Ended
                     March 31, 1999                      March 31, 1998
              ------------------------------- ----------------------------------
              Regulated Unregulated   Total      Regulated Unregulated   Total
              ---------  ---------  ---------    ---------  ---------  ---------

Revenues      $  92,019  $  27,976  $ 119,995    $ 116,007  $  28,916  $144,923


Cost of Sales    45,195     23,739     68,934       67,097     24,517    91,614
              ---------  ---------  ---------    ---------  ---------  ---------

Gross Margin     46,824      4,237     51,061       48,910      4,399    53,309

Operating
Expenses         22,552      2,200     24,752       23,728      2,212    25,940

Other (Income)
Expenses           (205)       (65)      (270)        (128)       -        (128)

Interest
Expense, net      2,305        154      2,459        2,605        156     2,761
              ---------  ---------  ---------    ---------  ---------  ---------
Income
Before Taxes     22,172      1,948     24,120        22,705     2,031    24,736

Income Taxes      8,210        764      8,974        8,417        802     9,219
              ---------  ---------  ---------    ---------  ---------  ---------

Net Income    $  13,962  $  1,184   $  15,146    $  14,288  $   1,229  $ 15,517
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Property      $ 361,584  $   8,246  $ 369,830    $ 324,104  $   7,413  $331,517

Accumulated
Depreciation    120,636      2,804    123,440      109,746      2,587   112,333
              ---------  ---------  ---------    ---------  ---------  ---------

Net Property  $ 240,948  $  5,442   $ 246,390    $ 214,358   $  4,826  $219,184
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Capital
Expenditures
(net)         $  21,904  $    621   $  22,525    $  16,450   $    703  $ 17,153
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

                   Twelve  Months Ended                 Twelve Months Ended
                     March 31, 1999                      March 31, 1998
              ------------------------------- ----------------------------------
              Regulated Unregulated   Total      Regulated Unregulated   Total
              ---------  ---------  ---------    ---------  ---------  ---------

Revenues      $ 150,457  $  56,530  $ 206,987    $ 174,859  $  54,431  $229,290

Cost of Sales    77,437     50,484    127,921       99,811     48,243   148,054
              ---------  ---------  ---------    ---------  ---------  ---------

Gross Margin     73,020      6,046     79,066      75,048      6,188    81,236

Operating
Expenses         43,847      3,892     47,739       45,131      4,387    49,518

Other (Income)
Expenses           (209)       (66)     (275)          (73)       -         (73)

Interest
Expense, net      4,494        283      4,777        4,783        285     5,068
              ---------  ---------  ---------    ---------  ---------  ---------

Income
Before Taxes     24,888      1,937     26,825       25,207      1,516    26,723

Income Taxes      9,289        760     10,049        9,415        592    10,007
              ---------  ---------  ---------    ---------  ---------  ---------

Net Income    $  15,599  $   1,177  $  16,776    $  15,792  $     924  $ 16,716
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Property      $ 361,584  $   8,246  $ 369,830    $ 324,104  $   7,413  $331,517

Accumulated
Depreciation    120,636      2,804    123,440      109,746      2,587   112,333
              ---------  ---------  ---------    ---------  ---------  ---------

Net Property  $ 240,948  $   5,442  $ 246,390    $ 214,358  $   4,826  $219,184
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Capital
Expenditures
(net)         $  39,187  $     894  $  40,081    $  27,767  $     991  $  28,758
              ---------  ---------  ---------    ---------  ---------  ---------
              ---------  ---------  ---------    ---------  ---------  ---------

Note 5: On November 10, 1998, the Company and Carolina Power & Light Company ("CP&L"), entered into an Agreement and Plan of Merger (the "Agreement") providing for a strategic business combination of the
          Company and CP&L. Pursuant to the Agreement a newly formed wholly-owned subsidiary of CP&L will be merged with and into the Company. On April 22, 1999, the Agreement was amended to remove a contingency which required the merger to be accounted for as a pooling of interests. Under the Agreement, the holders of the Company's $2.50 par value common stock would receive shares of CP&L common stock based on an exchange ratio to be determined by dividing $35 by the average closing price of CP&L stock during the twenty consecutive trading days prior to and including the fifth trading day prior to the closing date of the transaction. The exchange ratio will not exceed 0.8594 nor be less than 0.7032.

          The Agreement has been approved by the Boards of Directors of the Company and CP&L. Consummation of the merger is subject to certain closing conditions, including approval by the shareholders of the Company. The shareholders' meeting to consider such approval will be held on June 29, 1999 for shareholders of record at May 10, 1999. Consummation of the merger is also subject to receipt of a favorable opinion of counsel that the merger will qualify as a tax-free reorganization, the effectiveness of a Registration Statement as filed by CP&L on May 10, 1999 in respect of its Common Stock to be issued in the merger and certain regulatory approvals or filings, including approvals by or filings with, the North Carolina Utilities Commission, the South Carolina Public Service Commission, the Securities and Exchange Commission, the filing of an exemption statement on Form U-3A-2 with the SEC pursuant to the Public Utility Holding Company Act, and such filings and approvals as may be required by any applicable state securities or "blue sky" laws.

          CP&L is an investor-owned electric utility which serves nearly 1.2 million customers in eastern North Carolina, the Asheville area and the Pee Dee Region of South Carolina.

          The description of the Agreement above does not purport to be complete and is qualified in its entirety by the provisions of the Agreement. Shareholders should read the agreement in its entirety. The Agreement, as amended, is incorporated by reference to this Form 10-Q as Exhibit 2(c).


Note 6: On May 3, 1999, the Company announced that it would be discontinuing its nonregulated merchandise sales and service business. The Company does not expect the termination of this business to have a material effect on the Company's financial statements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Material Changes in Financial Condition
     ---------------------------------------

     Current cash requirements are financed primarily through internally generated cash, the issuance of new common stock through dividend reinvestment and an employee stock purchase plan along with short-term loans from committed and uncommitted bank lines. The Company has committed bank lines of credit of $39.0 million. In addition to its committed bank lines of credit, the Company has uncommitted lines of credit totaling $30 million. At March 31, 1999, loans totaling $28.0 million were outstanding under the lines of credit compared to $20.0 million outstanding at September 30, 1998. The additional bank loans in the six months ended March 31, 1999 were necessary to provide funds for the Company's ongoing construction program and to finance the normal seasonal increases in working capital, principally accounts receivable.

     The  Company's  business is seasonal in nature as  fluctuations  in weather dictate injecting and withdrawing from Company storage and billings to residential and commercial customers. Injections of natural gas into storage and a reduction in customer billings occur during the periods of warm weather (April through October). Withdrawals from storage and increased customer billings occur during periods of cold weather (November through March). In addition, the cost of gas included in storage and rates is subject to changes in market conditions. This seasonality is the primary reason for the lower volumes of gas in storage at March 31, 1999. This seasonality is also the reason for higher levels of unbilled volumes and for the higher level of accounts receivable at March 31, 1999 compared to September 30, 1998.

     Refunds Payable represent the difference between the Company's benchmark gas cost rate charged to customers and the actual cost of gas. As of March 31, 1999, the Company's benchmark rate charged to customers exceeded the actual cost of gas, resulting in an increase in Refunds Payable. If the benchmark rate charged to customers is less than the actual cost of gas in future periods, Refunds Payable will decrease. It is the Company's policy to manage the benchmark cost of gas to minimize, if possible, large over or under recoveries.

     Unbilled volumes represent deliveries which occur in the current month but will not be billed until the following month due to cycle billing. The increase in unbilled volumes at March 31, 1999 is due to colder weather in the month of March 1999.

     Net cash provided by operating activities decreased $12.8 million for the six-month period ended March 31, 1999, as compared to the same period last year. This decrease was due primarily to: 1) an increase (use of cash) in accounts payable and other current liabilities for six months ended March 31, 1999 as compared to the same period last year due to the timing of payments for purchases of natural gas and construction materials; 2) there were no prepaid taxes in the current six-month period ended March 31, 1999, compared to a decrease in prepaid taxes (a source of cash) for the same period last year; and
3) a smaller increase in refunds payable for the six months ended March 31, 1999 as compared to the same period last year.

     Construction spending was $22.5 million, after giving effect to monies received from the Fund, for the six-month period ended March 31, 1999, compared to $17.2 million for the same period in 1998. Construction expenditures for the remainder of Fiscal Year 1999 are projected to be $36.0 million, net of an estimated $10.4 million of monies expected to be received from the Fund. Management believes that the Company's lines of credit and cash provided from operating activities will be sufficient to satisfy the Company's anticipated short-term cash requirements during the remainder of fiscal year 1999.

     Net cash used in financing activities increased $12.9 million for the six months ended March 31, 1999, as compared to the same period last year. The increase was primarily due to an increase in borrowings of $8.0 million in short-term debt for the six-months ended March 31, 1999, as compared to a decrease in borrowings of $5.0 million in the same period last year.

(2)  Material Changes in Results of Operations
     -----------------------------------------

     Net income increased by $147,000 and $60,000 for the three and twelve-month periods ended March 31, 1999, respectively, and decreased $371,000 for six-month period ended March 31, 1999, as compared to the same periods last year.

     Weather for the three, six and twelve-month periods ended March 31, 1999 was 16%. 2% and 3% colder than the same periods last year. However, weather was 11.5%, 13% and 21% warmer than normal for the same three, six and twelve-month periods.

     Favorably impacting all periods were lower operations and maintenance expenses due to increased cost control and slower customer growth, as well as an increase in AFUDC caused by increased spending on the Company's expansion projects. In addition, the three- month period was favorably impacted by increased volumes of natural gas deliveries to customers due to slightly higher oil prices causing alternative fuel customers to switch to natural gas from their alternative fuel, primarily #6 oil, and weather which was colder than the same period last year. Negatively impacting all periods were: 1) historically low oil prices in the first quarter of Fiscal year 1999, causing alternative fuel customers to switch to an alternative fuel, primarily #6 oil; 2) higher interest charges due to higher levels of borrowings for construction programs;
3) increased depreciation due to higher plant levels; and 4) lower non- utility income due to a slow down in appliance sales and service.

     The chart below compares margins for the three, six and twelve-month periods by customer class (000's omitted):

                         GROSS MARGIN BY CUSTOMER CLASS
                         ------------------------------

                      3 Months              6 Months              12 Months

                  ------------------    ------------------    ------------------
                    1999      1998        1999      1998         1999      1998
                  --------  --------    --------  --------    --------  --------

Residential         11,413    11,251      17,465    17,805      25,844    25,663

Commercial/
   Small
   Industrial        6,221     6,865       9,919    10,986      15,035    15,969

Industrial           7,249     6,884      13,710    14,325      24,674    25,825

Municipal            3,251     3,218       5,581     5,792       7,321     7,638

Unregulated          2,395     2,362       4,386     4,401       6,192     6,141
                  --------  --------    --------  --------    --------  --------

Total               30,529    30,580      51,061    53,309      79,066    81,236
                  --------  --------    --------  --------    --------  --------
                  --------  --------    --------  --------    --------  --------


     Gross margin  decreased  $51,000,  $2.3  million,  and $2.2 million for the
three-month,   six-month  and   twelve-month   periods  ended  March  31,  1999,
respectively.

     For the three-month period ended March 31, 1999, residential margins increased due to colder weather in the latter part of the quarter, increased facilities charges due to customer growth, as well as additional margins from the Company's Weather Normalization Adjustment (WNA). The Company's WNA ratemaking mechanism largely mitigates the change in margin from residential and commercial customers (including those customers served by the four municipal customers) due to fluctuations in weather patterns, and is in effect only from November 16 to April 15 of each year. Commercial/Small Industrial margins decreased due to warmer weather in the beginning of the quarter. Some of the effects of warm weather are offset by the WNA, but not all customers in this class are covered by the WNA. Industrial margins increased in the three-month period due to lower natural gas prices and slightly higher oil prices causing some alternative fuel customers to switch back to natural gas from # 6 oil.

     For the six and twelve-month periods ended March 31, 1999, margin was down for most classes of customers as compared the same period last year. The decreases were due to: 1) weather which was 13% warmer than normal for six months and 21% warmer than normal for twelve months; 2) historically low oil prices in the first three months of this fiscal year which caused alternative fuel customers to switch to #6 oil; 3) slower customer growth; and 4) lower margins from the Company's propane operations as a result of warmer-than-normal weather; 5) some plant closings in Fiscal 1998; and 6) a decrease in margin from the Company's merchandise sales and services due to slower customer growth. These decreases were somewhat offset by an increase in margin from the Company's natural gas marketing subsidiary as more customers switched from utility sales to transportation services due to lower spot market prices for natural gas as compared to the regulated utility's benchmark rate. In addition, the residential margin increased in the twelve-month period ended March 31, 1998 as compared to the same period last year due to the effects of the Company's WNA mechanism and increased facilities charges from new customer additions.

     The chart below shows total throughput volumes (in thousands of dt) for the three, six and twelve-month periods ended March 31, 1999 and 1998 by customer class:

                   THROUGHPUT VOLUMES (mdt) BY CUSTOMER CLASS
                   ------------------------------------------

                      3 Months              6 Months              12 Months

                  ------------------    ------------------    ------------------
                    1999      1998        1999      1998         1999      1998
                  --------  --------    --------  --------    --------  --------

Residential          3,191     3,354       4,322     4,944       5,752     6,326


Commercial/
   Small
   Industrial        2,479     2,434       3,858     4,134       6,099     6,405

Industrial           7,661     6,951      15,387    14,891      33,894    33,583

Municipal            3,325     3,158       5,842     5,960       8,712     9,111
                  --------  --------    --------  --------    --------  --------

Total               16,656    15,897      29,409    29,929      54,457    55,425
                  --------  --------    --------  --------    --------  --------
                  --------  --------    --------  --------    --------  --------

     The following chart shows the same total throughput volume classified by sales and transportation:

                  THROUGHPUT VOLUMES (Mdt) BY TYPE OF SERVICE
                  -------------------------------------------
                      3 Months              6 Months              12 Months

                  ------------------    ------------------    ------------------
                    1999      1998        1999      1998         1999      1998
                  --------  --------    --------  --------    --------  --------

Sales               10,202     8,583      15,580    18,766      24,981    27,409

Transportation       6,454     7,314      13,829    11,163      29,476    28,016
                  --------  --------    --------  --------    --------  --------

Total               16,656    15,897      29,409    29,929      54,457    55,425
                  --------  --------    --------  --------    --------  --------
                  --------  --------    --------  --------    --------  --------

     Throughput volumes increased for the three-month period ended March 31, 1999, as compared to the same period last year. This increase in volumes was due to weather which was 16% colder than the same period last year, and lower natural gas prices relative to oil prices causing alternative fuel customers to switch back to natural gas from # 6 oil. Transportation volumes decreased for the three-month period ended March 31, 1999 due to the benchmark commodity cost of gas in the Company's rates being lower than the spot market price of natural gas. This caused customers who normally transport on the Company's system to purchase their natural gas supplies on a bundled sales rate from the Company.

     Throughput volumes decreased for the six-month period and remained flat for the twelve-month period ended March 31, 1999 as compared to the same periods last year. The decrease in volumes was due to: 1) weather which, while being slightly colder than the same periods last year, was warmer than normal as compared to the same periods last year; 2) historically low oil prices which resulted in alternative fuel customers switching to #6 oil; and 3) slower customer growth. However, transportation volumes increased over the same six-month and twelve month periods last year due to the spot market price of natural gas being lower than the Company's benchmark price of gas included in its regulated rates. This caused large industrial and electric generation customers who can purchase gas from alternative sources, including the Company's marketing subsidiary, to buy gas on the spot market and transport it on the Company's system rather than purchase bundled sales service from the utility.

     Operating revenues decreased $5.7 million, $24.9 million, and $22.3 million for the three, six and twelve-month periods ended March 31, 1999, respectively, as compared to the same periods last year. These decreases were caused by mix changes to greater transportation volumes to industrial and municipal customers and lower sale volumes as shown in the table "Throughput Volumes (Mdt) By Type of Service" on page 18 for the six and twelve-month periods, and lower commodity prices of natural gas for all periods.

     Cost of sales decreased $5.7 million, $22.7 million and $20.1 million for the three, six and twelve-month periods ended March 31, 1999, respectively, as compared to the same periods last year. These decreases were caused primarily by: 1) increased transportation of customer-owned gas and lower sales of gas by the Company for the six and twelve month periods; and 2) a decreases in the average commodity cost of gas in each period as compared to the same periods last year.

     Operating and maintenance expenses decreased $400,000, $1.1 million, and $2.2 million for the three, six and twelve-month periods ended March 31, 1999 as compared to the same period last year. The primary reasons for the decreases were: 1) lower bad debt losses due to the lower commodity price of natural gas, resulting in lower average gas bills and increased collection efforts; 2) lower administrative and general expenses; 3) a reduction in employees; and 4) lower transmission expenses due to the lower cost of natural gas used in the Company's compressor stations as well as a decrease in the operating time of those stations due to lower throughput volumes.

     Depreciation expense increased in all periods as compared to the same periods last year due to the addition of utility plant in service, primarily transmission and distribution plant related to expansion and customer growth.

     General taxes increased in the three-month period and decreased in the six and twelve-month periods as compared to the same periods last year. The most significant tax is the state gross receipts tax, which is based on utility revenue, and therefore tracks the changes in utility revenues. Offsetting the decrease in gross receipts tax were higher property and payroll taxes.

     Interest expense decreased in the three, six and-twelve month periods as compared to the same periods last year. These decreases were due primarily to an increase in allowance for funds used during construction related to increased construction work in progress for a major expansion project, and lower interest expense on long-term debt due to scheduled debt repayments. Offsetting those decreases was increased interest expense for short-term borrowings.

     The Year 2000 issue exists because many computer systems and applications use two- digit fields to designate a year. As the Year 2000 date change occurs, date-sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. NCNG began evaluation of this problem in 1995. The Company has assessed and identified internal software and hardware components in both information technology and non- information technology applications. As a result of this assessment, the Company has replaced all critical systems with new software, and in some cases hardware, which is Year 2000 ready. Existing non-Year 2000 ready systems have been replaced as the new systems were installed. Substantially all remediation work is complete. The Company is now beginning integration testing and expects to have it complete by the end of the summer. The estimated cost of replacement, including $5.8 million incurred to date, is $5.9 million. The cost of program changes, as opposed to replacement, and testing are considered normal operating expenses and not separately budgeted or tracked. All work related to Year 2000 remediation and testing is being performed by NCNG employees. Approximately 15 people in different functional areas have been assisting in the replacement and remediation. The cost of completion and projected completion dates are estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party vendor compliance and other factors. NCNG considers these costs to be prudent costs incurred in the ordinary course of business, and therefore, recoverable through rates.

     The Company's Year 2000 plan includes an assessment of critical suppliers and vendors to determine the adequacy of their Year 2000 plans. The Company has segregated its suppliers into three classes of critical business supply: high, medium and low. NCNG has contacted all suppliers in the high and medium classes. To date, 75% of suppliers contacted have responded, and 33% of those respondents listed themselves as compliant with the remainder having a target date in mid-1999. The Company will adjust its contingency plans through December 1999 for those suppliers, if any, which appear to be inadequately addressing the Year 2000 issue. Such plans will include securing an alternative supplier, where possible. While the Company will continue to monitor supplier and vendor progress on this issue, the Company does not control third-party Year 2000 remediation plans and cannot guarantee that all third parties will be Year 2000 compliant. The Company cannot quantify at this time the impact of the failure of one or more suppliers to deliver critical supplies and services.

     At this time, the most reasonably likely worst case scenario is that a few key customers could experience temporary reductions in their natural gas requirements due to their own Year 2000 problems. In the event that this scenario does occur, we do not expect it to have a material adverse effect on the Company's financial position and results of operations due to the fact that:
1) no one customer represents more than 7% of total yearly throughput; 2) currently, during the winter months many of our large interruptible customers are regularly curtailed in severe weather; and 3) the temporary loss of a few customers would have no greater effect than the losses we currently experience when alternative fuel prices are below natural gas prices, causing large customers not to purchase natural gas. A temporary load loss is the probable extent of the Company's most likely worst-case scenario. That, in itself, is not unusual.

     The industry in which the Company operates has business interruption plans in place for operating under adverse conditions such as storm-related supplier outages. The Company is in the process of establishing a Year 2000 contingency plan utilizing current business interruption plans and expects to have it completed in late 1999.

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


                                         NORTH CAROLINA NATURAL GAS CORPORATION
                                         ---------------------------------------
                                                         (Registrant)











 Date: May 17, 1999                    /s/ Gerald A. Teele
                                       -----------------------------------------
                                       Gerald A. Teele
                                       Senior Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)





Date: May 17, 1999                     /s/ Ronald J. Josephson
                                       -----------------------------------------
                                       Ronald J. Josephson
                                       Vice President-Financial Services
                                       (Principal Accounting Officer)

             NORTH CAROLINA NATURAL GAS CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------

                                INDEX OF EXHIBITS
                                -----------------




     The following exhibit is filed as part of this Form 10-Q for the period ended March 31, 1999:


 Exhibit
 Number
--------



   27             - Financial Data Schedule


   2(c)           - Agreement and Plan of Merger by and Among  Carolina  Power &
                    Light Company, North Carolina Natural Gas Corporation and Carolina Acquisition Corporation Dated as of November 10, 1998, as Amended and Restated as of April 2, 1999, incorporated by reference to the Carolina Power & Light Form S-4 filed May 10, 1999